Form 10-Q
period 2009-09-30
Domain Extremes Inc.
filed 2009-11-12
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-50029

DOMAIN EXTREMES, INC.

(Name of Small Business Issuer in its Charter)

Delaware	98-0632051
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

602 Nan Fung Tower, Suite 6/F

173 Des Voeux Road Central

Central District, Hong Kong

(Address of Principal Executive Offices)

+(852) 2868-0668

(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2009: 91,840,918 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Domain Extremes, Inc.

Unaudited Balance Sheets

As of September 30, 2009 (unaudited) and December 31, 2008 (audited)

		At September 30,			At December 31,
	Notes	2009	2008	2007	2008
		$	$	$	$

ASSETS
Current Assets :
Cash and cash equivalents		14,003	1,283	1,314	1,204
Prepaid expenses and other receivables	6	-	-	64	-

Total Current Assets		14,003	1,283	1,378	1,204

TOTAL ASSETS		14,003	1,283	1,378	1,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accrued expenses and other liabilities	7	20,219	8,947	385	27,001
Advance from related parties	8	-	3,862	2,536	3,872

Total Current Liabilities		20,219	12,809	2,921	30,873

TOTAL LIABILITIES		20,219	12,809	2,921	30,873

STOCKHOLDERS’ DEFICIT
Common stock
Par value: US$0.001
Authorized: 2009 – 200,000,000 shares (2008 – 75,000,000 2007– 75,000,000)
Issued and outstanding: 2009 – 91,840,918 shares (2008 – 39,102,630 shares and 2007 – 29,282,060 shares) (December 31, 2008 – 41,153,920 shares)	5	91,841	39,103	29,282	41,154
Additional paid-in capital		17,308	-	-	-
Deficit accumulated during the development stage		(115,365)	(50,629)	(30,825)	(70,823)

TOTAL STOCKHOLDERS’ DEFICIT		(6,216)	(11,526)	(1,543)	(29,669)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		14,003	1,283	1,378	1,204

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Operations

For the Three and Nine Months Ended September 30, 2009 and 2008

		For the Three months ended September 30,		For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2009
		2009	2008	2009	2008
	Notes	$	$	$	$	$

Net sales		-	-	-	-	-
Cost of sales		-	-	-	-	-

Gross Profit		-	-	-	-	-
Other operating income	3	331	331	437	1,379	3,251
Impairment loss of long-term investment		-	-	-	-	(10,000)
Impairment loss of intangible assets		-	-	-	-	(3,910)
Administrative and other operating expenses, including share based compensation		(28,847)	(5,538)	(44,978)	(14,614)	(104,706)

Operating loss before income taxes		(28,516)	(5,207)	(44,541)	(13,235)	(115,365)
Income taxes	4	-	-	-	-	-
						(115,365)
Net loss		(28,516)	(5,207)	(44,541)	(13,235)

Loss per share of common stock
- Basic and diluted		(0.03 cents)	(0.01 cents)	(0.05 cents)	(0.04 cents)	(0.29 cents)

Weighted average shares of common stock
- Basic and diluted		91,840,918	39,102,630	82,427,171	37,723,063	39,892,095

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statement of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

	For the Nine months ended September 30, 2009	For the Nine months ended September 30, 2008	For the period January 23, 2006 (inception) through September 30, 2009
	$	$	$

Cash flows from operating activities:
Net loss	(44,541)	(13,235)	(115,365)
Share based compensation	6,141	5,975	47,295
Changes in current assets and liabilities
Prepaid expenses and other receivables	-	10,000	-
Amount due to related parties	(3,872)	(7,344)	-
Accrued expenses and other liabilities	(6,782)	4,597	20,220

Net cash used in operating activities	(49,054)	(7)	(47,850)

Cash flows from financing activities:
Issuance of share capital	61,853	-	61,853

Net cash used in financing activities	61,853	-	61,853

Net increase in cash and cash equivalents	12,799	(7)	14,003
Cash and cash equivalents at beginning of the period	1,204	1,290	-

Cash and cash equivalents at September 30	14,003	1,283	14,003

Supplementary disclosures of cash flow information:
Interest paid	-	-	-

Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Statement of Stockholders’ Equity and Comprehensive Income

For the period ended September 30, 2009

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, January 23, 2006 (Inception)	-	-	-	-	-

Issuance of common stock	25,243,580	25,243	-	-	25,243

Net loss	-	-	-	(24,846)	(24,846)

Balance, December 31, 2006 (audited)	25,243,580	25,243	-	(24,846)	397

Issuance of common stock	4,012,840	4,013	-	-	4,013

Net loss	-	-	-	(4,094)	(4,094)

Balance, June 30, 2007	29,256,420	29,256	-	(28,940)	316

Issuance of common stock	25,640	26	-	-	26

Net loss	-	-	-	(1,885)	(1,885)

Balance, September 30, 2007	29,282,060	29,282	-	(30,825)	(1,543)

Issuance of common stock	3,846,180	3,846	-	-	3,846

Net loss	-	-	-	(6,569)	(6,569)

Balance, December 31, 2007 (audited)	33,128,240	33,128	-	(37,394)	(4,266)

Issuance of common stock	3,897,460	3,898	-	-	3,898

Net loss	-	-	-	(8,028)	(8,028)

Balance, June 30, 2008	37,025,700	37,026	-	(45,422)	(8,396)

Issuance of common stock	2,076,930	2,077	-	-	2,077

Net loss	-	-	-	(5,207)	(5,207)

Balance, September 30, 2008	39,102,630	39,103	-	(50,629)	(11,526)

Issuance of common stock	2,051,290	2,051	-	-	2,051

Net loss	-	-	-	(20,195)	(20,195)

Balance, December 31, 2008 (audited)
and Balance forward	41,153,920	41,154	-	(70,824)	(29,670)

Domain Extremes, Inc.

Statement of Stockholders’ Equity and Comprehensive Income

For the period ended September 30, 2009

(continued)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	41,153,920	41,154	-	(70,824)	(29,670)

Issuance of common stock	48,507,498	48,507	17,308	-	65,815

Net loss	-	-	-	(16,025)	(16,025)

Balance, June 30, 2009	89,661,418	89,661	17,308	(86,849)	20,120

Issuance of common stock	2,179,500	2,180	-	-	2,180

Net loss	-	-	-	(28,516)	(28,516)

Balance, September 30, 2009	91,840,918	91,841	17,308	(115,365)	(6,216)

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and nature of operations

Domain Extremes Inc (“the Company”), a development stage company, was organized under the laws of the State of Nevada on January 23, 2006. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company is currently devoting its efforts to develop websites on the Internet and through which to generate advertising income. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop websites, generate advertising income, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.	Summary of principal accounting policies

On June 29, 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) for all nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative U.S. GAAP for SEC registrants. The Codification does not change U.S. GAAP but takes previously issued FASB standards and other U.S. GAAP authoritative pronouncements, changes the way the standards are referred to, and includes them in specific topic areas. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have any impact on the Company’s financial statements.

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of principal accounting policies (continued)

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets, under the provisions of FASB Accounting Standard Codification Topic 360 ASC 360) “Property, Plant and Equipment – Overall” (formerly known as SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”)). ASC 360 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to ASC 360, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

Income taxes

The Company utilizes FASB Accounting Standard Codification Topic 740 (ASC 740) “Income taxes” (formerly known as SFAS No. 109, "Accounting for Income Taxes"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes” (formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)) clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the financial statements.

Comprehensive income

The Company has adopted FASB Accounting Standard Codification Topic 220 (ASC 220) “Comprehensive income” (formerly known as SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

Stock-based compensation

The Company has adopted FASB Accounting Standard Codification Topic 718 (ASC 718), ”Stock Compensation” (formerly known as SFAS 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of ASC 718, we accounted for share-based awards to employees and directors using the intrinsic value method. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of principal accounting policies (continued)

Foreign currency translation

The functional currency of the Company is Hong Kong dollars (“HK$”). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars.

Fair value of financial instruments

A significant number of the Company’s financial instruments are carried at fair value with changes in fair value recognized in earnings each period. The Company adopted the provisions of FASB Accounting Standard Codification Topic 820 (ASC 820), “Fair Value Measurements and Disclosures” (formerly known as SFAS No. 157). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, the Company uses various valuation techniques. ASC 820, Fair Value Measurements and Disclosures establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The Company’s financial instruments consists of other receivable, investments, advances, accrued expenses, and loans payable which approximates fair value because of the relatively short maturity of those instruments.

Earning per share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

FASB Accounting Standard Codification Topic 260 (ASC 260), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 815, “Derivatives and Hedging—Overall” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”), expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. We adopted the amended provisions of this accounting standard effective January 1, 2009 as required. See Note 16 for the disclosures required by this accounting standard.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events), includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162), reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3.	Other income

	For the Three months ended September 30,		For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2009
	2009	2008	2009	2008
	$	$	$	$	$

Bank interest income	-	-	1	1	26
Gain on exchange	58	-	148	-	185
Sundry income	273	331	288	1,378	3,040

Total	331	331	437	1,379	3,251

4.	Income tax

As of fiscal years ended September 30, 2009, 2008 and 2007, the Company had net operating loss carry forward. The expenses for the three year ended September 30, 2009, 2008 and 2007 will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2009, 2008 and 2007 are 91,840,918, 39,102,630 and 29,282,060, respectively.

Equity transactions during the period

Following is the summary of equity transactions during the period from July 1, 2007 to the period ended September 30, 2007.

On September 30, 2007, we issued 25,640 shares of our common stock to Patience Lee valued at US$25.64 in lieu of cash compensation for writer service at website www.drinkeat.com from July 2007 to September 2007.

Following is the summary of equity transactions during the period from July 1, 2008 to the period ended September 30, 2008.

On September 30, 2008, we issued 1,923,090 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$1,923.09 in lieu of cash compensation for director and secretary service from July 2008 to September 2008.

On September 30, 2008, we issued 153,840 shares of our common stock to Stephen Tang, Patience Lee and Cheng Hoi Shing valued at US$153.84 in lieu of cash compensation for writer service at website www.drinkeat.com from July 2008 to September 2008.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5.	Shareholder’s equity (continued)

Equity transactions during the period (continued)

Following is the summary of equity transactions during the period from July 1, 2009 to the period ended September 30, 2009.

On September 30, 2009, we issued 1,923,090 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$1,923.09 in lieu of cash compensation for director and secretary service from July 2009 to September 2009.

On September 30, 2009, we issued 256,410 shares of our common stock to Stephen Tang, Patience Lee and Sally Lui valued at US$256.41 in lieu of cash compensation for writer service at website www.drinkeat.com from July 2009 to September 2009.

6.	Prepaid expenses and other assets

Other debtors and prepaid expenses as of September 30, 2009, 2008 and 2007 are summarized as follows:

	Period ended September 30,
	2009	2008	2007
	$	$	$

Other receivable	-	-	64

7.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of September 30, 2009, 2008 and 2007 are summarized as follows:

	Period ended September 30,
	2009	2008	2007
	$	$	$

Accrued audit fee	1,000	-	-
Accrued financial consultancy fee	-	3,000	-
Other payable	19,219	5,947	385

Total	20,219	8,947	385

8.	Advance from related parties

The amount due to related parties as of September 30, 2009, 2008 and 2007 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9.	Related party transactions

	For the nine months ended September 30,
	2009	2008	2007
	$	$	$

Beyond IVR Limited	577	1,192	-
Mega Pacific Capital Inc	91	3,000	-
Leadersoft Asia Limited	12,821	-	-

The following is a summary of related party transactions during the period from July 1, 2009 to the period ended September 30, 2009:

During the period ended September 30, 2009, Domain Extremes issued 1,538,460 shares of common stock valued at $1,538.46 to its directors in lieu of cash compensation. The stocks were valued at US$1,538.46 for the period for which service were provided.

Domain Extremes issued 128,210 shares of common stock valued at $128.21 to its director in lieu of cash compensation for writer service at website www.drinkeat.com.

Domain Extremes paid $576.92 to Beyond IVR Limited for onsite technical support fee and computer server hosting service fee.

Mega Pacific paid $91.02 to Domain Extremes for domain name registration, email and web hosting service fee.

The following is a summary of related party transactions during the period from July 1, 2008 to the period ended September 30, 2008:

During the period ended September 30, 2008, Domain Extremes issued 1,538,460 shares of common stock valued at $1,538.46 to its directors in lieu of cash compensation. The stocks were valued at US$1,538.46 for the period for which service were provided.

Domain Extremes issued 64,100 shares of common stock valued at $64.10 to its director in lieu of cash compensation for writer service at website www.drinkeat.com.

Domain Extremes paid $269.23 to Beyond IVR Limited for onsite technical support fee.

Mega Pacific Capital Inc charged Domain Extremes $1,000.00 for financial consultancy fee.

10.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended September 30, 2009, 2008 and 2007.

11.	Current vulnerability due to certain concentrations

The Company's operations are carried out in Hong Kong, the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

12.	Subsequent Events

We have evaluated significant events and transactions that occurred from October 1, 2009 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the quarterly period ended September 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included in Item 1 of this report and is qualified in its entirety by the foregoing.

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our ability to successfully develop and market new websites in the greater Asian markets, the strength and financial resources of our competitors, our ability to raise sufficient capital in order to effectuate our business plan, our ability to find and retain skilled personnel and key executives, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the “Commission”).

General

We are a development stage company organized under the laws of the State of Nevada in January 2006. Our business is to develop and operate Internet websites and intend to earn revenues through advertisements sold on these websites. Our goal is to become the largest network of consumer-based websites targeting viewers in the Hong Kong and Greater China Basin with contents on travel, food, entertainment, activities and city life. Currently we have launched one website, www.drinkeat.com, which provides reviews of restaurants in Hong Kong. We plan to develop additional websites and solicit advertisement for those websites through third-party agents. Additionally, once our website traffic has increased, we anticipate soliciting pay-per-click advertisements and banner advertisements through such companies as Google and Yahoo.

Our Business

We are an active developer and operator of lifestyle-centered websites in the Hong Kong and Greater China Basin. We currently own a number of domain names and intend to build content centered on travel, food, city life and entertainment in the region.

Our content is delivered through internet-connected browser-based devices such as personal computers, laptops and mobile devices. As a result, our content is available globally and our distribution is potentially unlimited in breadth. Thus, while our primary market focus is Hong Kong and the Greater China Basin, we are able to reach those consumers around the world who have an interest in this region.

Our site www.drinkeat.com, also known as Hong Kong Restaurant Review, provides reviews on Hong Kong restaurants. We invite food critics to contribute review articles on restaurants in Hong Kong either for a small fee or by obtaining their consent to post a previously printed article without charge. Reviews are written in Chinese for the general public in Hong Kong and Chinese tourists who plan to visit Hong Kong. Contributors are paid a nominal fee on a per-article basis either in cash, if available, or through the issuance of shares in the Company. We rely on five active individual contributors to provide reviews, although we do not have formal agreements with any. There are several websites providing similar reviews on Hong Kong restaurants.

We believe that www.drinkeat.com is among the top three of such websites in terms of popularity and depth of the articles. According to Google’s PageRank®, www.drinkeat.com is one of two restaurant review websites in Hong Kong with a ranking of 5 out of the maximum 10 as of the date of this Registration Statement.

According to Google’s corporate website, its PageRank® system reflects its view of the importance of viewed web pages by considering more than 500 million variables and 2 billion terms. Pages that it believes are important pages receive a higher

PageRank® and are more likely to appear at the top of the search results. Google assigns a numeric weighting from 0-10 for each webpage on the Internet, with the PageRank® denoting a site’s importance in the eyes of Google. The PageRank® of a particular page is roughly based upon the quantity of inbound links as well as the PageRank® of the pages providing the links. Other factors, such as the relevance of search words on the page and actual visits to the page reported by the Google toolbar, also influence the PageRank®. However, in order to prevent manipulation, Google provides no specific details about how such other factors influence the resulting PageRank®.

We launched our second website, www.sowhat.asia, in October 2009. This site provides a portal for members to post photos and videos focusing on areas in Hong Kong which they believe need improvement, including traffic, hygienic conditions, current affairs and others. The purpose of these postings is to attract government departments’ and concerned organizations’ attention with the ultimate objectives that these issues will be rectified. Initial content has been provided by individuals known to the Company's management without compensation. Currently, there is no similar website in Hong Kong.

We will gradually develop other websites utilizing domain names we currently own or develop or acquire in the future. We plan to solicit advertisements through third party agents. Depending on the nature of the content of the websites, prospective advertisers include restaurants, hotels, travel agents, department stores and retail outlets. We also plan to solicit pay-per-click advertisements when our websites’ traffic reaches a level that we consider is likely to attract this category of advertiser. Our hope is that when our network of websites has increased to at least five, we will be able to attract and retain more traffic, redirecting users to other websites in our network.

We have contracted with programming firms in Hong Kong and China to develop websites for our network. Once a domain name and theme have been decided by our directors, we contact potential development firms for initial discussion regarding our proposal. Our directors maintain close contact with the programming firms during development of the website and conduct testing throughout the development process. Additionally, we intend to carry out enhancements on our websites from time to time based upon member feedback.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. We have identified the following accounting policies, described below, as the most critical to an understanding of our current financial condition and results of operations.

Impairment of Long-Lived Assets

We have adopted Statement of financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provision of APB Opinion No. 30, “reporting the Results of Operations for a Disposal of a Segment of a Business.” We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Stock-based Compensation

We have adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (SFAS 123R), under the modified-prospective transition method. SFAS 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognition under the modified-prospective transition method of SFAS 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” for all share-based payments granted prior to and not yet vested as of June 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS 123R for all share-based payments granted after June 1, 2006. SFAS 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock issued to Employees,” and allowed under the original provisions of SFAS 123.

Foreign Currency Translations

The functional currency of the company is Hong Kong dollars. We maintain our financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into U.S. dollars.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  Effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply the Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. Adoption of this standard is not expected to have a material effect on our results of operations or its financial condition.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (SFAS 160). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interest) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141(R) will be applied to business combinations occurring after the effective date. SFAS 160 will be applied prospectively to all noncontrolling interest, including any that arose before the effective date. SFAS 160 is effective for the Company on January 1, 2009. Except for the classification of minority interest as a component of equity, we do not expect the initial adoption of SFAS 160 will have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement, which is expected to occur in the first quarter of 2009, is not expected to have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Balance Sheet

Our total assets at September 30, 2009 were $14,003 compared to $1,204 at December 31, 2008. Our total liabilities were $20,219 at September 30, 2009 compared to $30,873 at December 31, 2008, principally due to the decrease of $10,654 in accrued expenses and advance from related parties. As a result, net assets for the period under review have increased slightly from ($29,669) at December 31, 2008 to ($6,216) at September 30, 2009.

Net Sales

To date, we have had no sales since our inception in 2006. As a result, we have not recorded any costs associated with sales, nor a gross profit.

Net Income (Loss)

We have incurred a net loss of $28,516 and $44,541 for the three and nine months, respectively. ended September 30, 2009 and $5,207 and $13,235 for the three and nine months, respectively, ended September 30, 2008, principally due to a substantial increase in our administrative expenses as we have increased our development activities.

We had other income of $331 and $437 for the three and nine months, respectively. ended September 30, 2009 and $331 and $1,379 for the three and nine months, respectively, ended September 30, 2008, attributable to internet advertising, domain name registration and gain on exchange.

We incurred general, administrative and operating expenses of $28,847 and $44,978 for the three and nine months, respectively, ended September 30, 2009 and $5,538 and $14,614 for the three and nine months, respectively, ended September 30, 2008. Of these amounts, $1,538 and $4,615 related to the value of share-based compensation to our directors for the three and nine months ended September 30, 2009 and 2008, respectively, in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses for the three and nine months ended September 30, 2009 related to audit, legal and secretarial fees, and for the three and nine months ended September 30, 2008 relates to website development fees, technical support fees and financial consultancy fees. The substantial increase in expenses for the three and nine months ended September 30, 2009 is due principally to legal fees associated with our SEC registration.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and nine months ended September 30, 2009 and 2008. However, we would anticipate that income tax obligations as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $14,003, compared to $1,204 at December 31, 2008, an increase of $12,799.

Currently, we have limited operating capital. We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues, if any, generated from our business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business.

We expect our cash flow needs over the next 12 months through October 2010 to be approximately $65,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $4,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our two directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this Item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. Our President (principal executive officer) and our Treasurer (principal financial officer) (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During the third quarter of 2009, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this Item is not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

We have sold the following equity securities within the period covered by this report in transactions which were not registered under the Securities Act of 1933, as amended: Except where otherwise noted, all shares were issued in offshore transactions in reliance upon the exemption from the registration requirements of the Securities Act in accordance with Regulation S promulgated thereunder.

On September 30, 2009, (i) 1,923,090 shares of our common stock, valued at $1,923.09, were issued in lieu of cash compensation for director and secretarial services from July through September 2009; and (ii) 256,410 shares of our common stock, valued at $256.41, were issued in lieu of cash compensation for writer services related to www.drinkeat.com from July through September 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits following the signature page of this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMAIN EXTREMES, INC.

Dated: November 11, 2009	By:	/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: November 11, 2009	By:	/s/ Stephen Tang
Stephen Tang
Treasurer and Director
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002