Form 10-K
period 2009-12-31
Domain Extremes Inc.
filed 2010-03-15
CIK 1469038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to ______________

Commission File Number 000-53749

DOMAIN EXTREMES INC.
(Exact Name of Registrant as Specified in Its Charter)

State of Nevada, USA (State or Other Jurisdiction of Incorporation or Organization)	98-0632051 (I.R.S. Employer Identification No.)

602 Nan Fung Tower, Suite 6/F 173 Des Voeux Road Central Central District, Hong Kong (Address of Principal Executive Offices)	N/A (Zip Code)

+(852) 2868-0668
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not required]  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $56,828 as of June 30, 2009 (the registrant’s most recently completed second quarter), based upon total outstanding shares as of such date of 89,661,418, of which 56,828,307 shares were held by non-affiliates.

As of March 1, 2010, there were 106,603,743 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The registrant’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Risk Factors,” “Notes to Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K.  Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Annual Report speak only as of the date of filing with the SEC and might not occur in light of these risks, uncertainties, and assumptions.  The registrant undertakes no obligation and disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

We were incorporated in the State of Nevada in January 2006 and are a development stage company. Our business is to develop and operate Internet websites and applications on mobile platforms.   We intend to earn revenues through advertisements sold on these websites and applications. Our goal is to become the largest network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China Basin with contents on travel, food, entertainment, activities and city life. As of the date of this Annual Report, we have launched the websites, www.drinkeat.com, which provides reviews of restaurants in Hong Kong and www.sowhat.asia (in beta version), which acts as a platform for members to upload photos and videos and comments on traffic, hygiene, environmental and similar issues in Hong Kong. These two websites are currently generating advertising income through banner and pay-per-click advertisements.

We plan to develop additional websites and solicit advertisement for those websites through third-party agents. Presently, we own the following domain names: www.domainextremes.com, www.drinkeat.com, www.sowhat.asia, www.channel.asia, www.winebusiness.asia, www.winebid.asia, www.wineauction.asia, www.whatnext.asia, www.frontpage.asia, www.greenpage.asia, www.bluepage.asia, www.redpage.asia, www.appstore.asia, www.pix100.com and www.nojunkcall.com.

We have launched Junk Calls, an iPhone App for downloading by iPhone users in Hong Kong, to screen incoming phone calls which are considered junk calls.  We plan to launch in the second quarter of 2010, another iPhone application, BabyWorld, which is a photo uploading and display application for members.  Members can also upload photos through our website www.baby.pix100.com.

Our Business

We are an active developer and operator of lifestyle-centered websites and mobile platform applications in the Hong Kong and Greater China Basin. We currently own a number of domain names and intend to build content centered on travel, food, city life and entertainment in the region.

Our content is delivered through internet-connected browser-based devices such as personal computers, laptops and mobile devices. As a result, our content is available globally and our distribution is potentially unlimited in breadth. Thus, while our primary market focus is Hong Kong and the Greater China Basin, we are able to reach those consumers and content providers around the world who have an interest in this region.

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

We believe that www.drinkeat.com is among the top three of such websites in terms of popularity and depth of the articles. According to Google’s PageRank®, www.drinkeat.com is one of three restaurant review websites in Hong Kong with a ranking of 5 or higher out of the maximum 10 as of the date of this Annual Report.

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

We launched our second website, www.sowhat.asia, in beta version, in the 4th quarter of 2009. This site provides a portal for members to post photos and videos focusing on areas in Hong Kong which they believe need improvement, including traffic, hygienic conditions, environmental issues and current affairs and others. The purpose of these postings is to attract the attention of government departments and concerned organizations with the ultimate objective that these issues will be rectified. Initial content has been provided by individuals known to the Company's management without compensation. Currently, there is no similar website in Hong Kong.

We will gradually develop other websites utilizing domain names we currently own or develop or acquire in the future. We plan to solicit advertisements through third party agents. Depending on the nature of the content of the websites, prospective advertisers include restaurants, hotels, travel agents, department stores and retail outlets. We also include pay-per-click advertisements in our websites. Our hope is that when our network of websites has increased to at least five, we will be able to attract and retain more traffic, redirecting users to other websites in our network.

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

In the first quarter of 2010, we launched Junk Calls, an application on the iPhone platform.  This is an extension of our strategy to develop application programs to the mobile network.  We will continue to develop similar lifestyle applications on iPhone and other mobile platforms.

Our Strategy

In order to develop our platform, we intend to:

●	Promote our existing websites to increase readership, popularity and site-loyalty through on-line advertisements, principally through search advertising and banner advertisements;

●	Launch a public relations campaign, through print and other media, to promote our websites;

●	Develop banner exchange programs with other websites;

●	Recruit additional writers and contributors to enhance and update site content to maintain the relevance of the information, as well as free-lance writers to publicize sites in related forums;

●	Utilize consultants to optimize search engines in order to enhance and maintain website ranking;

●	Expand the network through the application of new domain names, as well as the acquisition of websites and forums targeting the same consumer base;

●	Develop additional lifestyle-related mobile phone applications for iPhone and, where appropriate, other mobile platforms, and promote them using online key word search advertisements; and

●	Generate revenue from user fees and online advertising income at space provided in mobile phone applications.

Competition

We face intense competition from other online content providers who also offer lifestyle information services. These providers are not necessarily based in the Hong Kong or Greater China Basin region, but may be based anywhere in the world given the availability of the internet. We also face competition from new technologies that could potentially make demand for our website services outdated or inconvenient.

Intellectual Property

We rely on a combination of trademarks, trade secrets and contract law rights in order to protect our brand, intellectual property assets and confidential or proprietary information (our “Proprietary Rights”). Our Proprietary Rights are among the most important assets we possess and we depend significantly on these Proprietary Rights in being able to effectively compete in our industry. We cannot be certain that the precautions we have taken to safeguard our Proprietary Rights will provide meaningful protection from the unauthorized use by others. If we must pursue litigation in the future to enforce or otherwise protect our Proprietary Rights, or to determine the validity and scope of the rights of others, we may not prevail and will likely have to make substantial expenditures and divert valuable resources in the process. Moreover, we may not have adequate remedies if our Proprietary Rights are appropriated or disclosed.

We hold Proprietary Rights to our domain names and, as we develop and acquire content for our sites, we intend to make trademark and copyright applications as appropriate to protect our intellectual property in Hong Kong and elsewhere as we deem appropriate. As we contract with other parties, including website and content developers and advertisers, we intend to ensure that our content and services do not infringe upon the intellectual property rights of others. As a general matter, to date we have acquired and not licensed rights to content for our websites.

Regulation

There are currently no restrictions in Hong Kong on the dissemination of information through the Internet, except as stipulated in the “Control of Obscene and Indecent Article Ordinance” (COIAO). The contents of our existing websites, and those in development, do not fall into the categories subject to censorship under the COIAO.

The Hong Kong Government is reviewing the filtering of information on the Internet to protect the youth from accessing obscene material. We do not believe that, even if new laws or regulations are enacted in this regard, our business activities would be affected given our target audience and content. However, if new technical requirements, such as filtering software, are imposed, data transmission speed could adversely be affected.

We are not aware of any regulations in any of the jurisdictions in which we intend primarily offer our content or services that would require us to be licensed to distribute content over the public Internet.

Employees

As of December 31, 2009, we had one full-time employee and four part-time employees taking care of website content development, testing and administrative matters. We intend to add full and part-time employees, as well as consultants, as our network continues to expand.

We are not subject to any collective bargaining agreements and we believe our relationship with our employees is excellent.

Where You Can Find Us

Our principal executive office is located at 602 Nan Fung Tower, Suite 6/F, 173 Des Voeux Road Central, Central District, Hong Kong. Our telephone number is +1-852-2868-0668. Our website is www.domainextremes.com. The content of our website is not incorporated into, or otherwise considered a part of, this Annual Report.

ITEM 1A.	RISK FACTORS

This information is not required of smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We do not own any property. Our executive offices are located at 602 Nan Fung Tower, Suite 6/F, 173 Des Voeux Road Central, Central District, Hong Kong, which is office space that we share with certain other development stage companies. As we continue to grow our business, we may find it necessary to secure separate office space; however, for our current needs the present space is sufficient and cost-efficient.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock.

Holders

As of December 31, 2009, we had 93,943,498 shares of our common stock issued and outstanding, and held by 747 persons.

In general, pursuant to Rule 144 adopted under the Securities Act of 1933, as amended, a shareholder who owns restricted shares of a company which files periodic reports with the Securities and Exchange Commission and who has a holding period of at least six months, is entitled to sell such shares in accordance with the provisions of Rule 144. In the event the shareholder is a non-affiliate of the issuer, he or she may make unlimited public resales of shares under Rule 144 provided that the current public information requirement is satisfied. A non-affiliate who has a holding period of more than one year, may make unlimited resales of shares without compliance with any other requirement of Rule 144. Persons who are affiliates of the issuer must comply with all requirements of Rule 144 in conjunction with resales of their shares including the current public information requirement, the volume limitations, the manner of sale requirements and the filing of a Form 144. Therefore, the possible sale of our currently outstanding shares pursuant to Rule 144 may, in the future, have a depressive effect on the price of our common stock in the over-the-counter market.

Dividends

We have never declared or paid a dividend on our common stock and, because we have very limited resources and a substantial accumulated deficit, we do not anticipate declaring or paying any dividends on our common stock in the foreseeable future. Rather, we intend to retain earnings, if any, for the continued operation and expansion of our business. It is unlikely, therefore, that the holders of our common stock will have an opportunity to profit from anything other than potential appreciation in the value of our common shares held by them. If you require dividend income, you should not rely on an investment in our common stock.

Equity Compensation Plans

We do not currently have any equity compensation plans.

Performance Graph

This information is not required of smaller reporting companies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In December 2009, we issued the following shares of common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”), in lieu of compensation for services rendered:

Name	Number of Shares	Relationship
Francis Bok	769,230	President
Stephen Tang	948,720	Director
Angel Lai	384,630	Staff

Such shares were issued to persons reasonably believed by us to be non-U.S. persons, as defined under Regulation S under the Securities Act.  The shares issued to the individuals above were sold at a purchase price of approximately $0.001 per share (an aggregate of $2,103).

Issuer Purchases of Equity Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K.  Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a development stage company organized under the laws of the State of Nevada in January 2006. Our business is to develop and operate Internet websites and mobile phone applications and we intend to earn revenues through advertisements sold on these websites and mobile platforms. Our goal is to become the largest network of consumer-based websites and iPhone applications and similar mobile platforms targeting viewers in the Hong Kong and Greater China Basin with contents on travel, food, entertainment, activities and city life. As of the date of this Annual Report, we have launched two websites and one mobile phone application. We plan to develop additional websites and mobile phone applications.  We generate advertising revenues through banner and pay-per-click advertisements, as well as through application user fees.

Results of Operations

Two Years Ended December 31, 2009 and 2008

Net Sales

We generated revenues of $5,577 for the year ended December 31, 2009, compared to $0 for fiscal 2008.  These revenues are attributable to the launch of our websites, resulting in advertising revenues in the form of banner and pay-per-click advertisements.  We expect our revenues to increase proportionate to the growth in our site traffic.  We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income(Loss)

We have incurred a net loss of $57,510 in 2009 and $33,429 in 2008, principally due to a substantial increase in our administrative expenses as we have increased our development activities.

We had other income of $560 in 2009 and $1,418 in 2008, attributable to internet advertising, domain name registration and gain on exchange.

We incurred general, administrative and operating expenses of $63,647 in 2009 and $34,847 in 2008. Of these amounts, $6,526 and $6,359 related to the value of share-based compensation to our directors in each of 2009 and 2008, respectively, in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses in each year relates to audit, financial consultancy fees, website development fees, legal and secretarial fees. The substantial increase in expenses in 2009 is due principally to legal fees associated with our SEC registration.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $3,583, compared to $1,204 at December 31, 2008, an increase of $2,379.

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

We expect our cash flow needs over the next 12 months to be approximately $65,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $4,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our two directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

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

Tabular Disclosure of Contractual Obligations

This information is not required of smaller reporting companies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required of smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements to be provided in this Annual Report on Form 10-K are included following Part IV, Item 15, commencing on page F-1.

Summarized Quarterly Data (unaudited)

The following table summarizes our quarterly results of operations for the year ended December 31, 2009:

	Quarter ended March 31, 2009	Quarter ended June 30, 2009	Quarter ended September 30, 2009	Quarter ended December 31, 2009
Revenue	15	90	331	5,701
Loss from operations	(2,581)	(13,550)	(28,847)	(18,669)
Interest income	-	-	-	-
Loss before provision for income taxes	(2,566)	(13,460)	(28,516)	(12,968)
Provision for income taxes	-	-	-	-
Net Loss	(2,566)	(13,460)	(28,516)	(12,968)
Weighted average shares outstanding basic and diluted	69,761,401	85,436,561	91,840,918	93,943,498
Basic and diluted net loss per share	(0.004 cents )	(0.02 cents )	(0.03 cents )	(0.01 cents )

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.  Based upon their evaluation as of December 31, 2009, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at that reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the most recently completed fiscal quarter.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of December 31, 2009.

Name	Age	Position

Francis Bok	43	Director, President (principal executive officer)
Stephen Tang	57	Director, Treasurer (principal financial officer)

Francis Bok has served as our President and Chairman of our board of directors since our inception in January 2006. In addition, since June 2005, Mr. Bok also serves as chief executive officer of Beyond IVR Limited, an information technology company providing tailor-made telecommunications solutions and telephone servicing, based in Hong Kong. During 2004, Mr. Bok served as assistant manager for Kactus Limited, a Hong Kong-based content and applications provider for mobile handsets. From 2002 until 2004, Mr. Bok was the manager, solutions services, for Continuous Technologies International Limited in Hong Kong, which provides CRM solutions, project management and system integration services. Mr. Bok received his B.Math in Mathematics in 1993 from the University of Waterloo, Canada, a Master of Science in 1997 from the University of Hong Kong, and an MBA in 2000 from the City University of Hong Kong.

Stephen Tang has served as a Director and Treasurer of the Company since January 2006. Mr. Tang has served as the chairman of Mega Pacific Capital, Inc., a finance and investment consulting firm, serving Asian companies, since 2005. Since 2007, he has also served as the chief operating officer of Viasa Gem Fund Ltd., Pty, a private investment holding company. From 2003 to 2005, Mr. Tang was  a director and chairman of Sancon Resources Recovery, Inc., an environmental service company specializing in the collection, processing and selling or reprocessed materials. From April 2008 through March 2009, Mr. Tang served as a director of The Hartcourt Companies.  Mr. Tang received his Bachelor’s degree in Business Administration from Hong Kong Baptist University in 1974 and his MBA from the Asian Institute of Management in Manila, Philippines, in 1976.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

●	During the past ten years, none of our directors, executive officers or control persons have been involved in any of the following events:

●	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

●
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions.

Board Nominations

There have been no material changes to the Company’s procedures by which stockholders may recommend nominees to the Board of Directors.

Audit Committee Matters

The Company does not have a formal Audit Committee.  All matters are handled by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officers

Neither Mr. Bok (the Principal Executive Officer) nor Mr. Tang (the Principal Financial Officer) have received compensation in the form of cash for their management services to the Company since our inception; however, each has received share-based compensation in lieu of cash for services as directors as set forth in the Summary Compensation Table below. Future compensation of officers will be determined by the Board of Directors based upon our financial condition and performance, our financial requirements, and individual performance of each officer.

We do not have an employment agreement with Mr. Bok or Mr. Tang. Further, we have no compensatory plans or arrangements, including payments to be received from the Company, with respect to either Executive Officer or any other of our employees, which would in any way result in payments to any such person because of resignation, retirement or other termination of such person's employment with us, or any change in control of the Company, or a change in the person's responsibilities following such a change in control.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our executive officers and employees.

Directors

No salary or cash compensation is paid to our directors. Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time.  Each of Mr. Bok and Mr. Tang received director’s service fees in each of 2008 and 2009 paid in shares of our common stock valued at $3,076.92. In 2009, Mr. Bok’s reimbursed expenses were $1,781 and Mr. Tang’s reimbursed expenses were $911.

Summary Compensation Table (1)
Name and Principal Position	Director Fees ($)	All other compensation (2) ($)	Total ($)
Francis Bok (President (principal executive officer) and Director)
2008	3,076.92	-	3,076.92
2009	3,076.92	-	3,076.92
Stephen Tang (Treasurer (principal financial officer) and Director
2008	3,076.92	205.12	3,282.04
2009	3,076.92	371.80	3,448.72

(1) Neither Mr. Bok nor Mr. Tang received salary, bonus, stock awards, option awards, nonequity incentive compensation earnings, or nonqualified deferred compensation earnings in 2008 or 2009.  Amounts received as “Directors' Fees” reflect the dollar value of common stock received in lieu of cash.

(2) Represents writer’s fees for www.drinkeat.com.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2009. The information in this table provides the ownership information for:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 93,943,498 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Sino Harvest Asia Ltd.	17,742,112	18.9%

Stephen Tang	16,592,321	17.7%

Ng Wai Yin, Phoebe Rm 403 Lap Fai Building 8 Pottinger Street Central, Hong Kong	12,820,510	13.6%

Francis Bok	13,809,669	14.7%

Angel Lai	6,585,001	7.0%

Globaland Capital Limited 21/F Chun Wo Commercial Centre, 25 Wing Wo Street, Central, Hong Kong	6,410,255	6.8%

Leadersoft Asia Limited (2)	7,948,717	8.5%

Directors and Officers as a group (two persons)	30,401,990	32.4%

(1) Except where otherwise noted, the address of each person is 602 Nan Fung Tower, 173 Des Voeux Road Central, Central District, Hong Kong.

(2) Leadersoft Asia Ltd. (“Leadersoft”) is a Hong Kong-based investment company controlled by Stephen Tang, one of our directors. Angel Lai is also a shareholder in this entity. Shares held by Leadersoft are subject to a trust arrangement pursuant to which Leadersoft has no investment or voting discretion. Each of Mr. Tang and Ms. Lai disclaims beneficial ownership of the shares held by Leadersoft.

Change of Control Arrangements

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $12,820 in 2009 and $3,872 in 2008. In 2008, Mr. Bok advanced amounts for domain fees and the Company’s complaint forum project; Mr. Tang advanced amounts for filing and domain fees. In 2009, Mr. Bok and Mr. Tang advanced amounts for legal and audit fees.

In 2008, we paid $1,192 to Beyond IVR Limited for technical support fees and $4,350 to Mega Pacific Capital Inc., an affiliate of Mr. Tang, for financial consultancy fees. In 2009, we paid $192 to Beyond IVR Limited for technical support fees, received $91 from Mega Pacific Capital Inc. for domain name registration fees and received $12,821 from Leadersoft Asia Ltd. for shares capital of 6,410,255 shares of common stock . In addition, we have an informal arrangement with Beyond IVR Limited for the provision of server hosting services pursuant to which we are invoiced $385 every six months.

As of the date of this Annual Report, we have no standing committees and our entire board of directors serves as our audit and compensation committees. We have determined that neither of our directors are independent based on an analysis of the standards for independence set forth in Section 121A of the American Stock Exchange Company Guide. If we undertake to qualify our common stock for quotation in the over-the-counter market, we may need to ensure we meet any eligibility requirements with respect to independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Dominic K.F. Chan & Co. acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended December 31, 2009, we paid our principal accountants $18,704 in connection with our annual audit for the year ended December 31, 2008 and the review of our Quarterly Reports on Form 10-Q.  The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 is $6,451.  The aggregate of such fees is $25,155.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2009.

Tax Fees

During fiscal 2009, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2009, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We do not have a formal audit committee.  Our Board of Directors pre-approved all of the foregoing services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*

3.2	By-laws, as currently in effect*

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*

14.1	Code of Business Conduct and Ethics*

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009.

DOMAIN EXTREMES INC
(A CORPORATION IN THE DEVELOPMENT STAGE)

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31 2009 AND 2008
AND INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DOMAIN EXTREMES INC

We have audited the accompanying balance sheets of Domain Extremes Inc (the “Company”), a development stage company, as of December 31, 2009 and 2008 and the related statements of operations, shareholders’ equity and other comprehensive income, and cash flows, for the period from January 23, 2006 (inception) to the period December 31, 2009, and two years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and their cash flows for the period from January 23, 2006 (inception) to the period December 31, 2009, and two years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has minimal operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop websites, generate advertising income, and ultimately, achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dominic K.F. Chan & Co

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
March 15, 2010

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
(Stated in US Dollars)

		At December 31,
	Notes	2009	2008
		$	$

ASSETS
Current Asset :
Cash and cash equivalents		3,583	1,204
Other receivable		6,410	-

Total Current Asset		9,993	1,204

Non-Current Asset :
Plant and equipment		1,280	-

Total Non-Current Assets		1,280	-

TOTAL ASSETS		11,273	1,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accrued expenses and other liabilities	6	15,535	27,001
Advance from related parties	7	12,820	3,872

Total Current Liabilities		28,355	30,873

TOTAL LIABILITIES		28,355	30,873

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock
Par value: US$0.001
Authorized: 200,000,000 shares (2008 – 75,000,000 shares)
Issued and outstanding: 2009 – 93,943,498 shares (2008 – 41,153,920 shares)	5	93,943	41,154
Additional paid-in-capital		17,308	-
Deficit accumulated during the development stage		(128,333)	(70,823)

TOTAL STOCKHOLDERS’ DEFICIT		(17,082)	(29,669)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		11,273	1,204

See accompanying notes to financial statements

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		For the year ended December 31, 2009	For the year ended December 31, 2008	For the period January 23, 2006 (inception) through December 31, 2009

	Notes	$	$	$

Net sales		5,577	-	5,577
Cost of sales		-	-	-

Gross Profit		5,577	-	5,577
Impairment loss of long-term investment		-	-	(10,000)
Impairment loss of intangible assets		-	-	(3,910)
Other operating income	3	560	1,418	3,375
Administrative and other operating expenses, including share based compensation		(63,647)	(34,847)	(123,375)

Operating loss before income taxes		(57,510)	(33,429)	(128,333)
Income taxes	4	-	-	-

Net loss		(57,510)	(33,429)	(128,333)

Loss per share of common stock
- Basic and diluted		(0.08 cents )	(0.09 cents )	(0.31 cents )

Weighted average shares of common stock
- Basic and diluted		76,180,116	38,585,464	41,027,736

See accompanying notes to financial statements

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total
		$			$

Balance, December 31, 2007	33,128,240	33,128	-	(37,394)	(4,266)

Issuance of common stock	8,025,680	8,026	-	-	8,026

Net loss	-	-	-	(33,429)	(33,429)

Balance, December 31, 2008	41,153,920	41,154	-	(70,823)	(29,669)

Issuance of common stock	52,789,578	52,789	17,308	-	70,097

Net loss	-	-	-	(57,510)	(57,510)

Balance, December 31, 2009	93,943,498	93,943	17,308	(128,333)	(17,082)

See accompanying notes to financial statements

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period January 23, 2006 (inception) through December 31, 2009

	$	$	$

Cash flows from operating activities:
Net loss	(57,510)	(33,429)	(128,333)
Depreciation	323	-	323
Share based compensation	8,244	8,026	49,398
Changes in current assets and liabilities
Prepaid expenses and other receivables	(6,410)	10,000	(6,410)
Amount due to related parties	8,948	(7,334)	12,820
Accrued expenses and other liabilities	(11,466)	22,651	15,535

Net cash used in operating activities	(57,871)	(86)	(56,667)

Cash flows from financing activity:
Issuance of share capital	61,853	-	61,853

Net cash provided by financing activity	61,853	-	61,853

Cash flows from investing activity:
Purchase of property, plant and equipment	(1,603)	-	(1,603)

Net cash used in investing activity	(1,603)	-	(1,603)

Net increase in cash and cash equivalents	2,379	(86)	3,583
Cash and cash equivalents at beginning of the year	1,204	1,290	-

Cash and cash equivalents at end of the year	3,583	1,204	3,583

Supplementary disclosures of cash flow information:
Interest paid	-	-	-

Income taxes paid	-	-	-

See accompanying notes to financial statements

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

1.	Organization and nature of operations

Domain Extremes Inc (“the Company”), a development stage company, was organized under the laws of the State of Nevada on January 23, 2006. The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. The fiscal year end is December 31.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  Since January 22, 2006, the Company has generated revenue of $5,577 and has incurred an accumulated deficit of $128,333. As of December 31, 2009 its current liabilities exceed its current assets by $17,082.

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

Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets, under the provisions of FASB Accounting Standard Codification Topic 360 (“ASC 360”) “Property, Plant and Equipment – Overall” (formerly known as SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”)). ASC 360 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to ASC 360, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

Income taxes

The Company utilizes FASB Accounting Standard Codification Topic 740 (“ASC 740”) “Income taxes” (formerly known as SFAS No. 109, "Accounting for Income Taxes"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Comprehensive income

The Company has adopted FASB Accounting Standard Codification Topic 220 (“ASC 220”) “Comprehensive income” (formerly known as SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

Stock-based compensation

The Company has adopted FASB Accounting Standard Codification Topic 718 (“ASC 718”), ”Stock Compensation” (formerly known as SFAS 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of ASC 718, we accounted for share-based awards to employees and directors using the intrinsic value method. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

The Company accounts for stock-based compensation to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity –Based Payments to Non-employees”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transactions should be determined at the earlier of performance commitment date or performance completion date.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Foreign currencies translation

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

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Fair value of financial instruments

A significant number of the Company’s financial instruments are carried at fair value with changes in fair value recognized in earnings each period. The Company adopted the provisions of FASB Accounting Standard Codification Topic 820 (“ASC 820”), “Fair Value Measurements and Disclosures” (formerly known as SFAS No. 157). Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, the Company uses various valuation techniques. ASC 820, Fair Value Measurements and Disclosures establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

The Company’s financial instruments consists of other receivable, investments, advances, accrued expenses, and loans payable which approximates fair value because of the relatively short maturity of those instruments.

Earnings per share

Basic earnings per share is based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share.  The average market price during the year is used to compute equivalent shares.

FASB Accounting Standard Codification Topic 260 (“ASC 260”), “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share.

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Website Development Costs

The Company recognized the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO. 00-2, “Accounting for Website Development Costs”.  The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage.

Costs associated with the website consist primarily of website development costs paid to third party and directors.  These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational.  Internal costs related to the development of website content will be charged to operations as incurred.  Web-site development costs related to the customers are charged to cost of sales.

Recently issued accounting pronouncements

ASC 805, Business Combinations (“ASC 805”) (formerly included under SFAS No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

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

ASC 855, Subsequent Events (“ASC 855”) (formerly SFAS No. 165, Subsequent Events), includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities.  For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162), reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

DOMAIN EXTREMES INC
(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Other income

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period January 23, 2006 (inception) through December 31, 2009
	$	$	$

Bank interest income	-	1	26
Gain on exchange	233	-	270
Sundry income	327	1,417	3,079

Total	560	1,418	3,375

4.	Income taxes

As of the fiscal years ended December 31, 2009 and 2008, the Company had net operating loss carry forward. The expenses for the two years ended December 31, 2009 and 2008 will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

5.	Shareholders’ equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2009 and 2008 are 94,943,498 and 41,153,920 respectively.

Equity transactions

Following is the summary of equity transactions during the year ended December 31, 2008.

On June 30, 2008, we issued 3,846,180 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$3,846.18 in lieu of cash compensation for director and secretary service from January 2008 to June 2008.

On June 30, 2008, we issued 51,280 shares of our common stock to Patience Lee and Stephen Tang valued at US$51.28 in lieu of cash compensation for writer service at website www.drinkeat.com from April 2008 to June 2008.

DOMAIN EXTREMES INC
(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Shareholders’ equity(continued)

Equity transactions (continued)

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

On December 31, 2008, we issued 1,923,090 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$1,923.09 in lieu of cash compensation for director and secretary service from October 2008 to December 2008.

On December 31, 2008, we issued 128,200 shares of our common stock to Stephen Tang, Patience Lee and Cheng Hoi Shing valued at US$128.20 in lieu of cash compensation for writer service at website www.drinkeat.com from October 2008 to December 2008.

Following is the summary of equity transactions during the year ended December 31, 2009.

On March 27, 2009, we issued 25,641,020 shares of our common stock to Ng Wai Yin, Phoebe and Sino Harvest Asia Limited for a consideration of US$25,641.02.

On March 27, 2009, we issued 1,597,230 shares of our common stock to Ho Wai Ming, Fergus valued at US$1,597.23 in lieu of cash payment advanced for settle expenses.

On March 27, 2009, we issued 1,282,051 shares of our common stock to Lee Yet Chil for a consideration of US$2,564.10.

On March 31, 2009, we issued 1,923,090 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$1,923.09 in lieu of cash compensation for director and secretary service from January 2009 to March 2009.

On March 31, 2009, we issued 38,460 shares of our common stock to Stephen Tang and Catherine Lam valued at US$38.46 in lieu of cash compensation for writer service at website www.drinkeat.com from January 2009 to March 2009.

On May 15, 2009, we issued 6,410,255 shares of our common stock to Globaland Capital Limited for a consideration of US$12,820.51.

On May 15, 2009, we issued 3,205,127 shares of our common stock to Xue Xiao Han for a consideration of US$6,410.25.

On May 18, 2009, we issued 6,410,255 shares of our common stock to Leadersoft Asia Limited for a consideration of US$12,820.51.

DOMAIN EXTREMES INC
(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Shareholders’ equity(continued)

Equity transactions (continued)

On June 30, 2009, we issued 1,923,090 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$1,923.09 in lieu of cash compensation for director and secretary service from April 2009 to June 2009.

On June 30, 2009, we issued 76,920 shares of our common stock to Stephen Tang, Catherine Lam and Sally Lui valued at US$76.92 in lieu of cash compensation for writer service at website www.drinkeat.com from April 2009 to June 2009.

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

On December 31, 2009, we issued 1,923,090 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$1,923.09 in lieu of cash compensation for director and secretary service from October 2009 to December 2009.

On December 31, 2009, we issued 179,490 shares of our common stock to Stephen Tang valued at US$179.49 in lieu of cash compensation for writer service at website www.drinkeat.com from October 2009 to December 2009.

6.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of December 31, 2009 and 2008 are summarized as follows:

	Year ended December 31,
	2009	2008
	$	$

Accrued audit fee	6,451	16,704
Accrued financial consultancy fee	-	4,350
Other payable	9,084	5,947

Total	15,535	27,001

DOMAIN EXTREMES INC
(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Advance from related parties

The amount due to related parties as of December 31, 2009 and 2008 represents advanced payment due to the Company’s directors.  The amount due to directors is interest free without maturity date and repayable upon demand.

8.	Related party transactions

	Year ended December 31,
	2009	2008
	$	$

Beyond IVR Limited	577	1,192
Mega Pacific Capital Inc.	91	4,350
Leadersoft Asia Limited	12,821	-
Stephen Tang	372	205

The following is a summary of related party transactions for the year ended December 31, 2009:

During the period ended December 31, 2009, Domain Extremes issued 6,153,840 shares of common stock valued at $6,153.84 to its directors in lieu of cash compensation. The stocks were valued at US$6,153.84 for the period for which service were provided.

Domain Extremes issued 371,800 shares of common stock valued at $371.80 to its director in lieu of cash compensation for writer service at website www.drinkeat.com.

Leadersoft Asia Limited paid $12,820.51 to Domain Extremes for shares capital of 6,410,255 shares of common stock.

Domain Extremes paid $576.92 to Beyond IVR Limited for onsite technical support fee and computer server hosting service fee.

Mega Pacific paid $91.02 to Domain Extremes for domain name registration, email and web hosting service fee.

DOMAIN EXTREMES INC
(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

8.	Related party transactions (continued)

The following is a summary of related party transactions for the year ended December 31, 2008:

During the year ended December 31, 2008, Domain Extremes issued 6,153,840 shares of common stock valued at  $6,153.84 to its directors in lieu of cash compensation.  The stocks were valued at  US$6,153.84 for the period for which service were provided.

Domain Extremes issued 205,120 shares of common stock valued at $205.12 to its director in lieu of cash compensation for writer service at website www.drinkeat.com.

Domain Extremes paid $1,192.30 to Beyond IVR Limited for onsite technical support fee.

Mega Pacific Capital Inc charged Domain Extremes $4,350.00 for financial consultancy fee.

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the year ended December 31, 2009 and 2008.

10.	Current vulnerability due to certain concentrations

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

11.	Subsequent Events

We have evaluated significant events and transactions that occurred from January 1, 2010 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2010.

DOMAIN EXTREMES INC.

By:	/s/ Francis Bok
Francis Bok
President
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Francis Bok Francis Bok	President; Director (Principal Executive Officer)	March 15, 2010
/s/ Stephen Tang Stephen Tang	Treasurer; Director (Principal Financial and Accounting Officer)	March 15, 2010

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*

3.2	By-laws, as currently in effect*

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*

14.1	Code of Business Conduct and Ethics*

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-5379.