Form 10-Q
period 2010-03-31
Domain Extremes Inc.
filed 2010-05-14
CIK 1469038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-50029

DOMAIN EXTREMES, INC.
(Name of Small Business Issuer in its Charter)

Nevada	98-0632051
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2010:  108,161,433 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

i

Domain Extremes, Inc.
Unaudited Balance Sheets
As of March 31, 2010 (unaudited) and December 31, 2009 (audited)

		At March 31,			At December 31,
	Notes	2010	2009	2008	2009
		$	$	$	$

ASSETS
Current Assets :
Cash and cash equivalents		2,097	3,938	1,353	3,583
Prepaid expenses and other receivables	6	12,821	11,813	10,000	6,410

Total Current Assets		14,918	15,751	11,353	9,993
Plant and equipment		1,280	-	-	1,280

TOTAL ASSETS		16,198	15,751	11,353	11,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accrued expenses and other liabilities	7	11,237	12,089	6,563	15,535
Advance from related parties	8	-	4,134	13,663	12,820

Total Current Liabilities		11,237	16,223	20,226	28,355

TOTAL LIABILITIES		11,237	16,223	20,226	28,355

STOCKHOLDERS’ DEFICIT
Common stock
Par value: US$0.001
Authorized: 2010 – 200,000,000 shares (2009 – 75,000,000 2008– 75,000,000)
Issued and outstanding: 2010 –108,161,433 shares (2009 – 71,635,771 shares and 2008 – 33,128,240 shares) (December 31, 2009 – 93,943,498 shares)	5	108,161	71,636	33,128	93,943
Additional paid-in capital		31,526	1,282	-	17,308
Deficit accumulated during the development stage		(134,726)	(73,390)	(42,001)	(128,333)

TOTAL STOCKHOLDERS’ DEFICIT		4,961	(472)	(8,873)	(17,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		16,198	15,751	11,353	11,273

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Unaudited Statements of Operations
For the Three Months Ended March 31, 2010 and 2009

		For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2010
		2010	2009
	Notes	$	$	$
Net sales		6,154	-	11,731
Cost of sales		-	-	-

Gross Profit		6,154	-	11,731
Other operating income	3	43	15	3,418
Impairment loss of long-term investment		-	-	(10,000)
Impairment loss of intangible assets		-	-	(3,910)
Administrative and other operating expenses, including share based compensation		(12,590)	(2,581)	(135,965)

Operating loss before income taxes		(6,393)	(2,566)	(134,726)
Income taxes	4	-	-	-

Net loss		(6,393)	(2,566)	(134,726)

Loss per share of common stock
- Basic and diluted		(0.01 cents)	(0.01 cents)	(0.30 cents)

Weighted average shares of common stock
- Basic and diluted		102,260,300	42,760,176	44,634,366

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Unaudited Statement of Cash Flows
For the Three Months Ended March 31, 2010 and 2009

	For the Three months ended March 31, 2010	For the Three months ended March 31, 2009	For the period January 23, 2006 (inception) through March 31, 2010
	$	$	$

Cash flows from operating activities:
Net loss	(6,393)	(2,566)	(134,726)
Depreciation	-	-	323
Share based compensation	3,115	1,962	52,513
Changes in current assets and liabilities
Prepaid expenses and other receivables	(6,411)	(11,813)	(12,821)
Amount due to related parties	(12,820)	262	-
Accrued expenses and other liabilities	(4,298)	(14,913)	11,237

Net cash used in operating activities	(26,807)	(27,068)	(83,474)

Cash flows from financing activities:
Issuance of share capital	25,321	29,802	87,174

Net cash provided by financing activities	25,321	29,802	87,174

Cash flows from investing activity:
Purchase of property, plant and equipment	-	-	(1,603)

Net cash used in investing activity	-	-	(1,603)

Net increase in cash and cash equivalents	(1,486)	2,734	2,097
Cash and cash equivalents at beginning of the period	3,583	1,204	-

Cash and cash equivalents at end of the period	2,097	3,938	2,097

Supplementary disclosures of cash flow information:
Interest paid	-	-	-

Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Statement of Stockholders’ Equity and Comprehensive Income
For the period ended March 31, 2010

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, January 23, 2006 (Inception)	-	-	-	-	-

Issuance of common stock	25,243,580	25,243	-	-	25,243

Net loss	-	-	-	(24,846)	(24,846)

Balance, December 31, 2006 (audited)	25,243,580	25,243	-	(24,846)	397

Issuance of common stock	4,012,840	4,013	-	-	4,013

Net loss	-	-	-	(4,094)	(4,094)

Balance, June 30, 2007	29,256,420	29,256	-	(28,940)	316

Issuance of common stock	25,640	26	-	-	26

Net loss	-	-	-	(1,885)	(1,885)

Balance, September 30, 2007	29,282,060	29,282	-	(30,825)	(1,543)

Issuance of common stock	3,846,180	3,846	-	-	3,846

Net loss	-	-	-	(6,569)	(6,569)

Balance, December 31, 2007 (audited)	33,128,240	33,128	-	(37,394)	(4,266)

Issuance of common stock	-	-	-	-	-

Net loss	-	-	-	(4,607)	(4,607)

Balance, March 31, 2008	33,128,240	33,128	-	(42,001)	(8,873)

Issuance of common stock	3,897,460	3,898	-	-	3,898

Net loss	-	-	-	(3,421)	(3,421)

Balance, June 30, 2008	37,025,700	37,026	-	(45,422)	(8,396)

Issuance of common stock	2,076,930	2,077	-	-	2,077

Net loss	-	-	-	(5,207)	(5,207)

Balance, September 30, 2008
and Balance forward	39,102,630	39,103	-	(50,629)	(11,526)

Domain Extremes, Inc.
Statement of Stockholders’ Equity and Comprehensive Income
For the period ended March 31, 2010

(continued)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	39,102,630	39,103	-	(50,629)	(11,526)

Issuance of common stock	2,051,290	2,051	-	-	2,051

Net loss	-	-	-	(20,195)	(20,195)

Balance, December 31, 2008 (audited)	41,153,920	41,154	-	(70,824)	(29,670)

Issuance of common stock	30,481,851	30,482	1,282	-	31,764

Net loss	-	-	-	(2,566)	(2,566)

Balance, March 31, 2009	71,635,771	71,636	1,282	(73,390)	(472)

Issuance of common stock	18,025,647	18,025	16,026	-	34,051

Net loss	-	-	-	(13,459)	(13,459)

Balance, June 30, 2009	89,661,418	89,661	17,308	(86,849)	20,120

Issuance of common stock	2,179,500	2,180	-	-	2,180

Net loss	-	-	-	(28,516)	(28,516)

Balance, September 30, 2009	91,840,918	91,841	17,308	(115,365)	(6,216)

Issuance of common stock	2,102,580	2,102	-	-	2,102

Net loss	-	-	-	(12,968)	(12,968)

Balance, December 31, 2009 (audited)	93,943,498	93,943	17,308	(128,333)	(17,082)

Issuance of common stock	14,217,935	14,218	14,218	-	28,436

Net loss	-	-	-	(6,393)	(6,393)

Balance, March 31, 2010	108,161,433	108,161	31,526	(134,726)	4,961

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and nature of operations

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage. These conditions raise substantial doubt about its ability to continue as a going concern.

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

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of principal accounting policies(continued)

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets, under the provisions of FASB Accounting Standard Codification Topic 360 ASC 360) “Property, Plant and Equipment – Overall” (Formerly known as SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets (“SFAS 144”)”.) ASC 360 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to ASC 360, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

Income taxes

The Company utilizes FASB Accounting Standard Codification Topic 740 (ASC 740) “Income taxes”, (Formerly known as SFAS No. 109, "Accounting for Income Taxes,") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 “Income taxes”, (Formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)). ASC 740 clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgement occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the financial statements.

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

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of principal accounting policies(continued)

Stock-based compensation

The Company has adopted FASB Accounting Standard Codification Topic 718 (ASC 718), ”Stock Compensation”, (Formerly known as SFAS 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of ASC 718, we accounted for share-based awards to employees and directors using the intrinsic value method. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

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

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of principal accounting policies(continued)

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

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of principal accounting policies(continued)

Recently issued accounting pronouncements (Continued)

ASC 815, “Derivatives and Hedging—Overall” (previously SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”). This accounting standard expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. We adopted the amended provisions of this accounting standard effective January 1, 2009 as required. See Note 16 for the disclosures required by this accounting standard.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of principal accounting policies(continued)

Recently issued accounting pronouncements (Continued)

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

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.	Other income

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2010
	2010	2009
	$	$	$

Bank interest income	-	-	26
Gain on exchange	43	-	313
Sundry income	-	15	3,079

Total	43	15	3,418

4.	Income tax

As of fiscal years ended March 31, 2010, 2009 and 2008, the Company had net operating loss carry forward.  The expenses for the three year ended March 31, 2010, 2009 and 2008 will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

5.	Shareholder’s equity

 Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2010, 2009 and 2008 are 108,161,433, 71,635,771 and 33,128,240, respectively.

Equity transactions during the period

There is no equity transaction during the period from January 1, 2008 to the period ended March 31, 2008.

Following is the summary of equity transactions during the period from January 1, 2009 to the period ended March 31, 2009.

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

Following is the summary of equity transactions during the period from January 1, 2010 to the period ended March 31, 2010.

On February 1, 2010, we issued 12,660,245 shares of our common stock to Francis Bok, Ho Wai Ming, Fergus, Sum Wing Suzan, Tang Wai Leong and Leadersoft Asia Limited for a consideration of US$25,320.49.

On March 31, 2010, we issued 1,442,310 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$2,884.62 in lieu of cash compensation for director and secretary service from January 2010 to March 2010.

On March 31, 2010, we issued 115,380 shares of our common stock to Stephen Tang valued at US$230.76 in lieu of cash compensation for writer service at website www.drinkeat.com from January 2010 to March 2010.

6.	Prepaid expenses and other assets

Other debtors and prepaid expenses as of March 31, 2010, 2009 and 2008 are summarized as follows:

	Period ended March 31,
	2010	2009	2008
	$	$	$

Prepaid expenses	12,821	-	10,000
Other receivables	-	11,813	-

Total	12,821	11,813	10,000

7.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of March 31, 2010, 2009 and 2008 are summarized as follows:

	Period ended March 31,
	2010	2009	2008
	$	$	$

Accrued audit fee	-	11,704	-
Accrued financial consultancy fee	-	-	5,350
Other payable	11,237	385	1,213

Total	11,237	12,089	6,563

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8.	Advance from related parties

The amount due to related parties as of March 31, 2010, 2009 and 2008 represents advanced payment due to the Company’s directors.  The amount due to directors is interest free without maturity date.

9.	Related party transactions

	For the three months ended March 31,
	2010	2009	2008
	$	$	$

Beyond IVR Limited	-	-	308
Mega Pacific Capital Inc	-	-	1,000
Leadersoft Asia Limited	3,205	-	-

The following is a summary of related party transactions during the period from January 1, 2010 to the period ended March 31, 2010:

During the period ended March 31, 2010, Domain Extremes issued 1,153,860 shares of common stock valued at $2,307.72 to its directors in lieu of cash compensation.  The stocks were valued at US$2,307.72 for the period for which service were provided.

Domain Extremes issued 115,380 shares of common stock valued at $230.76 to its director in lieu of cash compensation for writer service at website www.drinkeat.com.

Francis Bok paid $6,410.25 to Domain Extremes for shares capital of 3,205,125 shares of common stock.

Leadersoft Asia Limited paid $3,205.13 to Domain Extremes for shares capital of 1,602,565 shares of common stock.

The following is a summary of related party transactions for the period from January 1, 2009 to the period ended March 31, 2009:

During the period ended March 31, 2009, Domain Extremes issued 1,538,460 shares of common stock valued at $1,538.46 to its directors in lieu of cash compensation.  The stocks were valued at US$1,538.46 for the period for which service were provided.

Domain Extremes issued 25,640 shares of common stock valued at $25.64 to its director in lieu of cash compensation for writer service at website www.drinkeat.com.

The following is a summary of related party transactions for the period from January 1, 2008 to the period ended March 31, 2008:

Domain Extremes paid $307.69 to Beyond IVR Limited for onsite technical support fee.

Mega Pacific Capital Inc charged Domain Extremes $1,000.00 for financial consultancy fee.

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended March 31, 2010, 2009 and 2008.

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

We have evaluated significant events and transactions that occurred from April 1, 2010 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2010.

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

Impairment of Long-Lived Assets

We have adopted FASB Accounting Standard Codification Topic 360 ASC 360 “Property, Plant and Equipment – Overall”, which addresses financial accounting and reporting for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets and supersedes SFAS No. 141, “Accounting for the Impairment of Long-Lived Assets” and the accounting and reporting provision of APB Opinion No. 30, “reporting the Results of Operations for a Disposal of a Segment of a Business.” We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

Stock-based Compensation

The Company has adopted FASB Accounting Standard Codification Topic 718 (ASC 718), ”Stock Compensation”, (Formerly known as SFAS 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of ASC 718, we accounted for share-based awards to employees and directors using the intrinsic value method. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

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

ASC 815, “Derivatives and Hedging—Overall” (previously SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”). This accounting standard expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. We adopted the amended provisions of this accounting standard effective January 1, 2009 as required. See Note 16 for the disclosures required by this accounting standard.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Balance Sheet

Our total assets at March 31, 2010 were $16,198 compared to $15,751 at March 31, 2009. Our total liabilities were $11,237 at March 31, 2010 compared to $28,355 at December 31, 2009, principally due to the decrease of $17,118 in accrued expenses and advance from related parties. As a result, net assets for the period under review have increased slightly from ($17,082) at December 31, 2009 to $4,961 at March 31, 2010.

Net Sales

We generated revenues of $6,154 for the period ended March 31, 2010, compared to $0 for the period ended March 31, 2009. These revenues are attributable to the launch of our websites, resulting in advertising revenues in the form of banner and pay-per-click advertisements.  We expect our revenues to increase proportionate to the growth in our site traffic. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $6,393 for the three months ended March 31, 2010 and $2,566 for the three months ended March 31, 2009, principally due to a substantial increase in our administrative expenses as we have increased our development activities.

We had other income of $43 for the three months ended March 31, 2010 and $15 for the three months ended March 31, 2009, attributable to internet advertising and gain on exchange.

We incurred general, administrative and operating expenses of $12,590 for the three months ended March 31, 2010 and $2,581 for the three months ended March 31, 2009.  Of these amounts, $2,308 and $1,538 related to the value of share-based compensation to our directors for the three months ended March 31, 2010 and 2009, respectively, in lieu of cash compensation for services rendered.  In addition, a substantial portion of our expenses for the three months ended March 31, 2010 related to legal fees and expenses for Baby World Applications Development, and for the three months ended March 31, 2009 relates to legal fees and website development fees.  The substantial increase in expenses for the three months ended March 31, 2010 is due principally to legal fees associated with our SEC registration.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2010 and 2009.  However, we would anticipate that income tax obligations as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $2,097, compared to $3,583 at December 31, 2009, a decrease of $1,486.

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

We expect our cash flow needs over the next 12 months through April 2011 to be approximately $65,000.  However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $4,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our two directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2010, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

On February 1, 2010, we issued 12,660,245 shares of our common stock to Francis Bok, Ho Wai Ming, Fergus, Sum Wing Suzan, Tang Wai Leong and Leadersoft Asia Limited for a consideration of US$25,320.49.

On March 31, 2010, (i) 1,442,310 shares of our common stock, valued at $2,884.62, were issued in lieu of cash compensation for director and secretarial services from January through March 2010; and (ii) 115,380 shares of our common stock, valued at $230.76, were issued in lieu of cash compensation for writer services related to www.drinkeat.com from January through March 2010.

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

DOMAIN EXTREMES, INC.

Dated: May 13, 2010	By:	/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: May 13, 2010	By:	/s/ Stephen Tang
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