Form 10-Q
period 2010-06-30
Domain Extremes Inc.
filed 2010-08-13
CIK 1469038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-50029

DOMAIN EXTREMES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0632051
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

602 Nan Fung Tower, Suite 6/F
173 Des Voeux Road Central
Central District, Hong Kong
(Address of Principal Executive Offices)

+(852) 2868-0668
(Registrant’s Telephone Number, Including Area Code)

____________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                           Accelerated filer ☐

Non-accelerated filer ☐                                                                             Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2010:  119,296,041 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Domain Extremes, Inc.
Unaudited Balance Sheets
As of June 30, 2010 (unaudited) and December 31, 2009 (audited)

		At June 30,	At December 31,
	Notes	2010	2009
		(unaudited)	(audited)
		$	$
ASSETS
Current Assets :
Cash and cash equivalents		9,647	3,583
Other receivables		19,231	6,410

Total Current Assets		28,878	9,993
Plant and equipment		1,280	1,280

TOTAL ASSETS		30,158	11,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accrued expenses and other liabilities	6	20,589	15,535
Advance from related parties	7	2,372	12,820

Total Current Liabilities		22,961	28,355

TOTAL LIABILITIES		22,961	28,355

STOCKHOLDERS’ EQUITY/DEFICIT
Common stock
Par value: US$0.001
Authorized: 2010 – 200,000,000 shares (2009 – 200,000,000)
Issued and outstanding: 2010 –119,296,041 shares (2009 – 93,943,498 shares)	5	119,296	93,943
Additional paid-in capital		42,660	17,308
Deficit accumulated during the development stage		(154,759)	(128,333)

TOTAL STOCKHOLDERS’ EQUITY/DEFICIT		7,197	(17,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		30,158	11,273

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Unaudited Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009

		For the Three months ended June 30,		For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30, 2010
		2010 $	2009 $	2010 $	2009 $	$
	Notes

Net sales		5,038	-	11,192	-	16,769
Cost of sales		-	-	-	-	-

Gross Profit		5,038	-	11,192	-	16,769
Other operating income	3	9	90	52	106	3,427
Impairment loss of long-term investment		-	-	-	-	(10,000)
Impairment loss of intangible assets		-	-	-	-	(3,910)
Administrative and other operating expenses, including share based compensation		(25,080)	(13,550)	(37,670)	(16,131)	(161,045)

Operating loss before income taxes		(20,033)	(13,460)	(26,426)	(16,025)	(154,759)
Income taxes	4	-	-	-	-	-
						(154,759)
Net loss		(20,033)	(13,460)	(26,426)	(16,025)

Loss per share of common stock
- Basic and diluted		(0.02 cents)	(0.02 cents)	(0.03 cents)	(0.03 cents)	(0.32 cents)

Weighted average shares of common stock
- Basic and diluted		108,283,791	79,723,399	105,288,685	61,343,896	48,211,943

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Unaudited Statement of Cash Flows
For the Six Months Ended June 30, 2010 and 2009

	For the Six months ended June 30, 2010	For the Six months ended June 30, 2009	For the period January 23, 2006 (inception) through June 30, 2010
	$	$	$

Cash flows from operating activities:
Net loss	(26,426)	(16,025)	(154,759)
Depreciation	-	-	323
Share based compensation	6,154	3,962	55,552
Changes in current assets and liabilities
Prepaid expenses and other receivables	(12,821)	-	(19,231)
Amount due to related parties	(10,448)	(3,872)	2,372
Accrued expenses and other liabilities	5,054	(16,917)	20,589

Net cash used in operating activities	(38,487)	(32,852)	(95,154)

Cash flows from financing activities:
Issuance of share capital	44,551	61,853	106,404

Net cash provided by financing activities	44,551	61,853	106,404

Cash flows from investing activity:
Purchase of property, plant and equipment	-	-	(1,603)

Net cash used in investing activity	-	-	(1,603)

Net increase in cash and cash equivalents	6,064	29,001	9,647
Cash and cash equivalents at beginning of the period	3,583	1,204	-

Cash and cash equivalents at end of the period	9,647	30,205	9,647

Supplementary disclosures of cash flow information:
Interest paid	-	-	-

Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Statement of Stockholders’ Equity and Comprehensive Income
For the period ended June 30, 2010

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, January 23, 2006 (Inception)	-	-	-	-	-

Issuance of common stock	25,243,580	25,243	-	-	25,243

Net loss	-	-	-	(24,846)	(24,846)

Comprehensive loss	-	-	-	(24,846)	(24,846)

Balance, December 31, 2006 (audited)	25,243,580	25,243	-	(24,846)	397

Issuance of common stock	4,012,840	4,013	-	-	4,013

Net loss	-	-	-	(4,094)	(4,094)

Comprehensive loss	-	-	-	(4,094)	(4,094)

Balance, June 30, 2007	29,256,420	29,256	-	(28,940)	316

Issuance of common stock	25,640	26	-	-	26

Net loss	-	-	-	(1,885)	(1,885)

Comprehensive loss	-	-	-	(1,885)	(1,885)

Balance, September 30, 2007	29,282,060	29,282	-	(30,825)	(1,543)

Issuance of common stock	3,846,180	3,846	-	-	3,846

Net loss	-	-	-	(6,569)	(6,569)

Comprehensive loss	-	-	-	(6,569)	(6,569)

Balance, December 31, 2007 (audited)	33,128,240	33,128	-	(37,394)	(4,266)

Issuance of common stock	-	-	-	-	-

Net loss	-	-	-	(4,607)	(4,607)

Comprehensive loss	-	-	-	(4,607)	(4,607)

Balance, March 31, 2008	33,128,240	33,128	-	(42,001)	(8,873)

Issuance of common stock	3,897,460	3,898	-	-	3,898

Net loss	-	-	-	(3,421)	(3,421)

Comprehensive loss	-	-	-	(3,421)	(3,421)

Balance, June 30, 2008
and Balance forward	37,025,700	37,026	-	(45,422)	(8,396)

Domain Extremes, Inc.
Statement of Stockholders’ Equity and Comprehensive Income
For the period ended June 30, 2010

(continued)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	37,025,700	37,026	-	(45,422)	(8,396)

Issuance of common stock	2,076,930	2,077	-	-	2,077

Net loss	-	-	-	(5,207)	(5,207)

Comprehensive loss	-	-	-	(5,207)	(5,207)

Balance, September 30, 2008	39,102,630	39,103	-	(50,629)	(11,526)

Issuance of common stock	2,051,290	2,051	-	-	2,051

Net loss	-	-	-	(20,195)	(20,195)

Comprehensive loss	-	-	-	(20,195)	(20,195)

Balance, December 31, 2008 (audited)	41,153,920	41,154	-	(70,824)	(29,670)

Issuance of common stock	30,481,851	30,482	1,282	-	31,764

Net loss	-	-	-	(2,566)	(2,566)

Comprehensive loss	-	-	-	(2,566)	(2,566)

Balance, March 31, 2009	71,635,771	71,636	1,282	(73,390)	(472)

Issuance of common stock	18,025,647	18,025	16,026	-	34,051

Net loss	-	-	-	(13,459)	(13,459)

Comprehensive loss	-	-	-	(13,459)	(13,459)

Balance, June 30, 2009	89,661,418	89,661	17,308	(86,849)	20,120

Issuance of common stock	2,179,500	2,180	-	-	2,180

Net loss	-	-	-	(28,516)	(28,516)

Comprehensive loss	-	-	-	(28,516)	(28,516)

Balance, September 30, 2009
and Balance forward	91,840,918	91,841	17,308	(115,365)	(6,216)

Domain Extremes, Inc.
Statement of Stockholders’ Equity and Comprehensive Income
For the period ended June 30, 2010

(continued)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	91,840,918	91,841	17,308	(115,365)	(6,216)

Issuance of common stock	2,102,580	2,102	-	-	2,102

Net loss	-	-	-	(12,968)	(12,968)

Comprehensive loss	-	-	-	(12,968)	(12,968)

Balance, December 31, 2009 (audited)	93,943,498	93,943	17,308	(128,333)	(17,082)

Issuance of common stock	14,217,935	14,218	14,218	-	28,436

Net loss	-	-	-	(6,393)	(6,393)

Comprehensive loss	-	-	-	(6,393)	(6,393)

Balance, March 31, 2010	108,161,433	108,161	31,526	(134,726)	4,961

Issuance of common stock	11,134,608	11,135	11,134	-	22,269

Net loss	-	-	-	(20,033)	(20,033)

Comprehensive loss	-	-	-	(20,033)	(20,033)

Balance, June 30, 2010	119,296,041	119,296	42,660	(154,759)	7,197

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and nature of operations

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

The Company’s financial instruments consists of other receivable, advances, and accrued expenses, which approximates fair value because of the relatively short maturity of those instruments.

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

Revenue recognition

The Company recognized revenues from advertising insertion revenue in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date.

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

Recently issued accounting pronouncements (Continued)

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

3.	Other income

	For the Three months ended June 30,		For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30, 2010
	2010 $	2009 $	2010 $	2009 $	$

Bank interest income	-	-	-	1	26
Gain on exchange	9	90	52	90	322
Sundry income	-	-	-	15	3,079

Total	9	90	52	106	3,427

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.	Income tax

As of periods ended June 30, 2010 and 2009, the Company had net operating loss carry forward.  The expenses for the two period ended June 30, 2010 and 2009 will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

5.	Shareholder’s equity

 Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of June 30, 2010 and December 31, 2009 are 119,296,041 and 93,943,498, respectively.

Equity transactions during the period

Following is the summary of equity transactions during the year December 31, 2009.

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

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5.	Shareholder’s equity(continued)

Equity transactions during the period (continued)

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

Following is the summary of equity transactions during the period from January 1, 2010 to the period ended June 30, 2010.

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

On June 30, 2010, we issued 9,615,378 shares of our common stock to Francis Bok, Stephen Tang, Tang Wai Leong and Xue Xiao Han for a consideration of US$19,230.76.

On June 30, 2010, we issued 1,442,310 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$2,884.62 in lieu of cash compensation for director and secretary service from April 2010 to June 2010.

On June 30, 2010, we issued 76,920 shares of our common stock to Stephen Tang, Patience Lee and Sally Lui valued at US$153.84 in lieu of cash compensation for writer service at website www.drinkeat.com from April 2010 to June 2010.

6.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of June 30, 2010 and December 31, 2009 are summarized as follows:

	At June 30,	At December 31,
	2010	2009
	(unaudited)	(audited)
	$	$

Accrued audit fee	1,000	6,451
Other payable	19,589	9,084

Total	20,589	15,535

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.	Advance from related parties

The amount due to related parties as of June 30, 2010 and December 31, 2009 represents advanced payment due to the Company’s directors.  The amount due to directors is interest free without maturity date.

8.	Related party transactions

	For the six months ended June 30,
	2010 $	2009 $

Beyond IVR Limited	385	-
Mega Pacific Capital Inc	-	-
Leadersoft Asia Limited	3,205	12,821

The following is a summary of related party transactions during the period from April 1, 2010 to the period ended June 30, 2010:

During the period ended June 30, 2010, Domain Extremes issued 1,153,860 shares of common stock valued at $2,307.72 to its directors in lieu of cash compensation.  The stocks were valued at US$2,307.72 for the period for which service were provided.

Domain Extremes issued 38,460 shares of common stock valued at $76.92 to its director in lieu of cash compensation for writer service at website www.drinkeat.com.

Francis Bok paid $6,410.25 to Domain Extremes for shares capital of 3,205,125 shares of common stock.

Stephen Tang paid $2,564.10 to Domain Extremes for shares capital of 1,282,050 shares of common stock.

Domain Extremes paid $384.62 to Beyond IVR Limited for computer server hosting service fee.

The following is a summary of related party transactions for the period from April 1, 2009 to the period ended June 30, 2009:

During the period ended June 30, 2009, Domain Extremes issued 1,538,460 shares of common stock valued at $1,538.46 to its directors in lieu of cash compensation.  The stocks were valued at US$1,538.46 for the period for which service were provided.

Domain Extremes issued 38,460 shares of common stock valued at $38.46 to its director in lieu of cash compensation for writer service at website www.drinkeat.com.

Leadersoft Asia Limited paid $12,820.51 to Domain Extremes for shares capital of 6,410,255 shares of common stock.

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended June 30, 2010 and December 31, 2009.

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

We have evaluated significant events and transactions that occurred from July 1, 2010 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended June 30, 2010.

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

General

We are a development stage company organized under the laws of the State of Nevada in January 2006. Our business is to develop and operate Internet websites and applications on mobile platforms. We intend to earn revenues through advertisements sold on these websites and applications. Our goal is to become the largest network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China Basin with contents on travel, food, entertainment, activities and city life. As of the date of this Quarterly Report, we have launched the websites, www.drinkeat.com, which provides reviews of restaurants in Hong Kong and www.sowhat.asia (in beta version), which acts as a platform for members to upload photos and videos and comments on traffic, hygiene, environmental and similar issues in Hong Kong. These two websites are currently generating advertising income through banner and pay-per-click advertisements.

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

We have launched Junk Calls, an iPhone App for downloading by iPhone users in Hong Kong, to screen incoming phone calls which are considered junk calls.  We plan to launch in the end of 2010, another iPhone application, BabyWorld, which is a photo uploading and display application for members.  Members can also upload photos through our website www.baby.pix100.com.

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

We believe that www.drinkeat.com is among the top three of such websites in terms of popularity and depth of the articles. According to Google’s PageRank®, www.drinkeat.com is one of three restaurant review websites in Hong Kong with a ranking of 5 or higher out of the maximum 10 as of the date of this Quarterly Report.

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

We launched our second website, www.sowhat.asia, in beta version, in the fourth quarter of 2009. This site provides a portal for members to post photos and videos focusing on areas in Hong Kong which they believe need improvement, including traffic, hygienic conditions, environmental issues and current affairs and others. The purpose of these postings is to attract the attention of government departments and concerned organizations with the ultimate objective that these issues will be rectified. Initial content has been provided by individuals known to the Company's management without compensation. Currently, there is no similar website in Hong Kong.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s financial statements.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Balance Sheet

Our total assets at June 30, 2010 were $30,158 compared to $11,273 at December 31, 2009. Our total liabilities were $22,961 at June 30, 2010 compared to $28,355 at December 31, 2009, principally due to the increase of $5,054 in accrued expenses and the decrease of $10,448 in advances from related parties. As a result, net assets for the period under review have increased from ($17,082) at December 31, 2009 to $7,197 at June 30, 2010.

Net Sales

We generated revenues of $5,038 and $11,192 for the three and six months, respectively, ended June 30, 2010, compared to $0 for the three and six months ended June 30, 2009. These revenues are attributable to the launch of our websites, resulting in advertising revenues in the form of banner and pay-per-click advertisements.  We expect our revenues to increase proportionate to the growth in our site traffic. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $20,033 and $26,426 for the three and six months, respectively, ended June 30, 2010 and $13,460 and $16,025 for the three and six months, respectively, ended June 30, 2009, principally due to a substantial increase in our administrative expenses as we have increased our development activities.

We had other income of $9 and $52 for the three and six months, respectively, ended June 30, 2010 and $90 and $106 for the three and six months, respectively, ended June 30, 2009, attributable to internet advertising and gain on exchange.

We incurred general, administrative and operating expenses of $25,080 and $37,670 for the three and six months, respectively, ended June 30, 2010 and $13,550 and $16,131 for the three and six months, respectively, ended June 30, 2009.  Of these amounts, $2,308 and $4,615 related to the value of share-based compensation to our directors for the three and six months, respectively, ended June 30, 2010 and $1,538 and $3,077 for the three and six months, respectively, ended June 30, 2009 in lieu of cash compensation for services rendered.  In addition, a substantial portion of our expenses for the three and six months ended June 30, 2010 related to legal fees, salaries and transfer agent fees, and for the three and six months ended June 30, 2009 relates to legal fees and website development fees.  The substantial increase in expenses for the three and six months ended June 30, 2010 is due principally to salaries and transfer agent fees.

Income Taxes

Due to our lack of significant revenues, we have not incurred any tax obligations for the three and six months ended June 30, 2010 and 2009.  However, we would anticipate that income tax obligations as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $9,647, compared to $3,583 at December 31, 2009, an increase of $6,064.

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

We expect our cash flow needs over the next 12 months through July 2011 to be approximately $65,000.  However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $4,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our two directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2010, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

On June 30, 2010, we issued 9,615,378 shares of our common stock to Francis Bok, Stephen Tang, Tang Wai Leong and Xue Xiao Han for a consideration of US$19,230.76.

On June 30, 2010, (i) 1,442,310 shares of our common stock, valued at $2,884.62, were issued in lieu of cash compensation for director and secretarial services from April through June 2010; and (ii) 76,920 shares of our common stock, valued at $153.84, were issued in lieu of cash compensation for writer services related to www.drinkeat.com from April through June 2010.

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

DOMAIN EXTREMES, INC.

Dated: August 13, 2010	/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: August 13, 2010	/s/ Stephen Tang
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