Form 10-Q
period 2010-09-30
Domain Extremes Inc.
filed 2010-11-09
CIK 1469038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2010

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2010:  120,834,501 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Statement of Stockholders’ Equity and Comprehensive Income	6
Notes to Financial Statements	9

Domain Extremes, Inc.
Unaudited Balance Sheets
As of September 30, 2010 (unaudited) and December 31, 2009 (audited)

		At September 30,	At December 31,
	Notes	2010	2009
		(unaudited)	(audited)
		$	$
ASSETS
Current Assets :
Cash and cash equivalents		755	3,583
Other receivables	6	24,295	6,410

Total Current Assets		25,050	9,993
Plant and equipment		1,280	1,280

TOTAL ASSETS		26,330	11,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities :
Accrued expenses and other liabilities	7	21,294	15,535
Advance from related parties	8	2,372	12,820

Total Current Liabilities		23,666	28,355

TOTAL LIABILITIES		23,666	28,355

STOCKHOLDERS’ EQUITY/(DEFICIT)
Common stock
Par value: US$0.001
Authorized: 2010 – 200,000,000 shares (2009 – 200,000,000 shares)
Issued and outstanding: 2010 –120,834,501 shares (2009 – 93,943,498 shares)	5	120,834	93,943
Additional paid-in capital		44,199	17,308
Deficit accumulated during the development stage		(162,369)	(128,333)

TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)		2,664	(17,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		26,330	11,273

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Unaudited Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009

		For the Three months ended September 30,		For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2010
		2010	2009	2010	2009
	Notes	$	$	$	$	$

Net sales		5,038	-	16,230	-	21,807
Cost of sales		-	-	-	-	-

Gross Profit		5,038	-	16,230	-	21,807
Other operating income	3	1,330	331	1,382	437	4,757
Impairment loss of long-term investment		-	-	-	-	(10,000)
Impairment loss of intangible assets		-	-	-	-	(3,910)
Administrative and other operating expenses, including share based compensation		(13,978)	(28,847)	(51,648)	(44,978)	(175,023)

Operating loss before income taxes		(7,610)	(28,516)	(34,036)	(44,541)	(162,369)
Income taxes	4	-	-	-	-	-

Net loss		(7,610)	(28,516)	(34,036)	(44,541)	(162,369)

Loss per share of common stock
- Basic and diluted		(0.01 cents)	(0.03 cents)	(0.03 cents)	(0.06 cents)	(0.31 cents)
Weighted average shares of common stock
- Basic and diluted		119,312,763	89,685,108	110,014,748	70,894,781	52,035,015

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Unaudited Statement of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009

	For the Nine months ended September 30, 2010	For the Nine months ended September 30, 2009	For the period January 23, 2006 (inception) through September 30, 2010
	$	$	$

Cash flows from operating activities:
Net loss	(34,036)	(44,541)	(162,369)
Depreciation	-	-	323
Share based compensation	9,231	6,141	58,629
Changes in current assets and liabilities
Prepaid expenses and other receivables	(17,885)	-	(24,295)
Amount due to related parties	(10,448)	(3,872)	2,372
Accrued expenses and other liabilities	5,759	(6,782)	21,294

Net cash used in operating activities	(47,379)	(49,054)	(104,046)

Cash flows from financing activities:
Issuance of share capital	44,551	61,853	106,404

Net cash provided by financing activities	44,551	61,853	106,404

Cash flows from investing activity:
Purchase of property, plant and equipment	-	-	(1,603)

Net cash used in investing activity	-	-	(1,603)

Net (decrease)/ increase in cash and cash equivalents	(2,828)	12,799	755
Cash and cash equivalents at beginning of the period	3,583	1,204	-

Cash and cash equivalents at end of the period	755	14,003	755

Supplementary disclosures of cash flow information:
Interest paid	-	-	-

Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Statement of Stockholders’ Equity and Comprehensive Income
For the period ended September 30, 2010

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
For the period ended September 30, 2010

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

Domain Extremes, Inc.
Statement of Stockholders’ Equity and Comprehensive Income
For the period ended September 30, 2010

(continued)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	91,840,918	91,841	17,308	(115,365)	(6,216)

Issuance of common stock	2,102,580	2,102	-	-	2,102

Net loss	-	-	-	(12,968)	(12,968)

Comprehensive loss	-	-	-	(12,968)	(12,968)

Balance, December 31, 2009 (audited)	93,943,498	93,943	17,308	(128,333)	(17,082)

Issuance of common stock	14,217,935	14,218	14,218	-	28,436

Net loss	-	-	-	(6,393)	(6,393)

Comprehensive loss	-	-	-	(6,393)	(6,393)

Balance, March 31, 2010	108,161,433	108,161	31,526	(134,726)	4,961

Issuance of common stock	11,134,608	11,135	11,134	-	22,269

Net loss	-	-	-	(20,033)	(20,033)

Comprehensive loss	-	-	-	(20,033)	(20,033)

Balance, June 30, 2010	119,296,041	119,296	42,660	(154,759)	7,197

Issuance of common stock	1,538,460	1,538	1,539	-	3,077

Net loss	-	-	-	(7,610)	(7,610)

Comprehensive loss	-	-	-	(7,610)	(7,610)

Balance, September 30, 2010	120,834,501	120,834	44,199	(162,369)	2,664
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

3.    Other income

	For the Three months ended September 30,		For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2010
	2010	2009	2010	2009
	$	$	$	$	$

Bank interest income	-	-	-	1	26

Gain on exchange	21	58	73	148	343

Sundry income	1,309	273	1,309	288	4,388

Total	1,330	331	1,382	437	4,757

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.    Income tax

As of periods ended September 30, 2010 and 2009, the Company had net operating loss carry forward.  The expenses for the two period ended September 30, 2010 and 2009 will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

5.    Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2010 and December 31, 2009 are 120,834,501 and 93,943,498, respectively.

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

Following is the summary of equity transactions during the period from January 1, 2010 to the period ended September 30, 2010.

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

On September 30, 2010, we issued 1,442,310 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$2,884.62 in lieu of cash compensation for director and secretary service from July 2010 to September 2010.

On September 30, 2010, we issued 96,150 shares of our common stock to Stephen Tang valued at US$192.30 in lieu of cash compensation for writer service at website www.drinkeat.com from July 2010 to September 2010.

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6.    Prepaid expenses and other assets

Other debtors and prepaid expenses as of September 30, 2010 and December 31, 2009 are summarized as follows:

	At September 30,	At December 31,
	2010	2009
	(unaudited)	(audited)
	$	$

Prepaid expenses	23,077	-
Other receivables	1,218	6,410

Total	24,295	6,410

7.    Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of September 30, 2010 and December 31, 2009 are summarized as follows:

	At September 30,	At December 31,
	2010	2009
	(unaudited)	(audited)
		$

Accrued audit fee	1,000	6,451
Other payable	20,294	9,084

Total	21,294	15,535

8.    Advance from related parties

The amount due to related parties as of September 30, 2010 and December 31, 2009 represents advanced payment due to the Company’s directors.  The amount due to directors is interest free without maturity date.

9.   Related party transactions
	For the nine months ended September 30,
	2010	2009
		$

Beyond IVR Limited	770	577
Mega Pacific Capital Inc	1,218	91
Leadersoft Asia Limited	3,205	12,821

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9.   Related party transactions (continued)

The following is a summary of related party transactions during the period from July 1, 2010 to the period ended September 30, 2010:

During the period ended September 30, 2010, Domain Extremes issued 1,153,860 shares of common stock valued at $2,307.72 to its directors in lieu of cash compensation.  The stocks were valued at US$2,307.72 for the period for which service were provided.

Domain Extremes issued 96,150 shares of common stock valued at $192.30 to its director in lieu of cash compensation for writer service at website www.drinkeat.com.

Domain Extremes paid $384.62 to Beyond IVR Limited for computer server hosting service fee and onsite technical support fee.

Mega Pacific Capital Inc. paid $1,218 to Domain Extreme for online advertising fee and administration fee.

The following is a summary of related party transactions for the period from July 1, 2009 to the period ended September 30, 2009:

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

Domain Extremes paid $576.92 to Beyond IVR Limited for computer server hosting service fee and onsite technical support fee.

Mega Pacific paid $91.02 to Domain Extremes for domain name registration, email and web hosting service fee.

10.   Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended September 30, 2010 and December 31, 2009.

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

12.   Subsequent Events

We have evaluated significant events and transactions that occurred from October 1, 2010 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended September 30, 2010.

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

We plan to develop additional websites and solicit advertisement for those websites through third-party agents. Presently, we own the following domain names: www.domainextremes.com, www.drinkeat.com, www.sowhat.asia, www.channel.asia, www.winebusiness.asia, www.winebid.asia, www.wineauction.asia, www.whatnext.asia, www.greenpage.asia, www.pix100.com and www.nojunkcall.com.

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

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Balance Sheet

Our total assets at September 30, 2010 were $26,330 compared to $11,273 at December 31, 2009. Our total liabilities were $23,666 at September 30, 2010 compared to $28,355 at December 31, 2009, principally due to the increase of $5,759 in accrued expenses and the decrease of $10,448 in advances from related parties. As a result, net assets for the period under review have increased from ($17,082) at December 31, 2009 to $2,664 at September 30, 2010.

Net Sales

We generated revenues of $5,038 and $16,230 for the three and nine months, respectively, ended September 30, 2010, compared to $0 for the three and nine months ended September 30, 2009. These revenues are attributable to the launch of our websites, resulting in advertising revenues in the form of banner and pay-per-click advertisements.  We expect our revenues to increase proportionate to the growth in our site traffic. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $7,610 and $34,036 for the three and nine months, respectively, ended September 30, 2010 and $28,516 and $44,541 for the three and nine months, respectively, ended September 30, 2009, principally due to a substantial increase in our administrative expenses as we have increased our development activities.

We had other income of $1,330 and $1,382 for the three and nine months, respectively, ended September 30, 2010 and $331and $437 for the three and nine months, respectively, ended September 30, 2009, attributable to internet advertising and gain on exchange.

We incurred general, administrative and operating expenses of $13,978 and $51,648 for the three and nine months, respectively, ended September 30, 2010 and $28,847 and $44,978 for the three and nine months, respectively, ended September 30, 2009.  Of these amounts, $2,308 and $6,923 related to the value of share-based compensation to our directors for the three and nine months, respectively, ended September 30, 2010 and $1,538 and $4,615 for the three and nine months, respectively, ended September 30, 2009 in lieu of cash compensation for services rendered.  In addition, a substantial portion of our expenses for the three and nine months ended September 30, 2010 related to legal fees, salaries and transfer agent fees, and for the three and nine months ended September 30, 2009 relates to legal fees and website development fees.  The substantial increase in expenses for the three and nine months ended September 30, 2010 is due principally to salaries and transfer agent fees.

Income Taxes

Due to our lack of significant revenues, we have not incurred any tax obligations for the three and nine months ended September 30, 2010 and 2009.  However, we would anticipate that income tax obligations as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $755, compared to $3,583 at December 31, 2009, a decrease of $2,828.

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

We expect our cash flow needs over the next 12 months through October 2011 to be approximately $90,000.  However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $6,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our two directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2010, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

On September 30, 2010, (i) 1,442,310 shares of our common stock, valued at $2,884.62, were issued in lieu of cash compensation for director and secretarial services from July through September 2010; and (ii) 96,150 shares of our common stock, valued at $192.30, were issued in lieu of cash compensation for writer services related to www.drinkeat.com from July through September 2010.

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

DOMAIN EXTREMES, INC.

Dated: November 9, 2010	By:	/s/ Francis Bok
Francis Bok President and Director (Principal Executive Officer)

	By:	/s/ Stephen Tang
Dated: November 9, 2010		Stephen Tang Treasurer and Director (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002