Form 10-K
period 2010-12-31
Domain Extremes Inc.
filed 2011-03-23
CIK 1469038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $71,578 as of June 30, 2010 (the registrant’s most recently completed second quarter), based upon total outstanding shares as of such date of 119,296,041, of which 71,578,290 shares were held by non-affiliates.

As of March 1, 2011, there were 122,315,271 shares of the registrant’s common stock outstanding.

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

We have launched Junk Calls, an iPhone App for downloading by iPhone users in Hong Kong, to screen incoming phone calls which are considered junk calls.  We plan to launch in the 2nd quarter of 2011, another iPhone application, BabyWorld, which is a photo uploading and display application for members.  Members can also upload photos through our website www.baby.pix100.com.

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

Employees

As of December 31, 2010, we had one full-time employee and four part-time employees taking care of website content development, testing and administrative matters. We intend to add full and part-time employees, as well as consultants, as our network continues to expand.

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

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2010.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over-the-counter Bulletin Board.

Holders

As of December 31, 2010, we had 122,315,271 shares of our common stock issued and outstanding, and held by 746 persons.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In December 2010, we issued the following shares of common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”), in lieu of compensation for services rendered:

Name	Number of Shares	Relationship
Francis Bok	576,930	President
Stephen Tang	596,160	Director
Angel Lai	288,450	Staff
Patience Lee	19,230	Website’s Contributor

Such shares were issued to persons reasonably believed by us to be non-U.S. persons, as defined under Regulation S under the Securities Act.  The shares issued to the individuals above were sold at a purchase price of approximately $0.002 per share (an aggregate of $2,962).

Issuer Purchases of Equity Securities.

None.

ITEM 6.  SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K.  Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2010 and 2009, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

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

Results of Operations

Two Years Ended December 31, 2010 and 2009

Net Sales

We generated revenues of $20,538 for the year ended December 31, 2010, compared to $5,577 for fiscal 2009.  These revenues are attributable to the launch of our websites, resulting in advertising revenues in the form of banner and pay-per-click advertisements.  We expect our revenues to increase proportionate to the growth in our site traffic.  We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income(Loss)

We have incurred a net loss of $54,340 in 2010 and $57,510 in 2009, principally due to a substantial increase in our administrative expenses as we have increased our development activities.

We had other income of $1,643 in 2010 and $560 in 2009, attributable to internet advertising, domain name registration and gain on exchange.

We incurred general, administrative and operating expenses of $76,521 in 2010 and $63,647 in 2009. Of these amounts, $9,769 and $6,526 related to the value of share-based compensation to our directors in each of 2010 and 2009, respectively, in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses in each year relates to audit, website development fees, legal and secretarial fees. The substantial increase in expenses in 2010 is due principally to salaries and transfer agent fees.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $2,779, compared to $3,583 at December 31, 2009, a decrease of $804.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements.

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

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

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

Recent Accounting Pronouncements

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

ASC 815, “Derivatives and Hedging—Overall” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”), expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. We adopted the amended provisions of this accounting standard effective January 1, 2010 as required. See Note 16 for the disclosures required by this accounting standard.

ASC 855, Subsequent Events (“ASC 855”) (formerly SFAS No. 165, Subsequent Events), includes guidance that was issued by the FASB in May 2010, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements to be provided in this Annual Report on Form 10-K are included following Part IV, Item 15, commencing on page F-1.

Summarized Quarterly Data (unaudited)

The following table summarizes our quarterly results of operations for the year ended December 31, 2010:

	Quarter ended March 31, 2010	Quarter ended June 30, 2010	Quarter ended September 30, 2010	Quarter ended December 31, 2010
Revenue	6,197	5,047	6,368	4,569
Loss from operations	(12,590)	(25,080)	(13,978)	(24,873)
Interest income	-	-	-	-
Loss before provision for income taxes	(6,393)	(20,033)	(7,610)	(20,304)
Provision for income taxes	-	-	-	-
Net Loss	(6,393)	(20,033)	(7,610)	(20,304)
Weighted average shares outstanding basic and diluted	102,260,300	108,283,791	119,312,763	120,850,596
Basic and diluted net loss per share	(0.01 cents)	(0.02 cents)	(0.01 cents)	(0.02 cents)

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.  Based upon their evaluation as of December 31, 2010, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at that reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of December 31, 2010.

Name	Age	Position

Francis Bok	44	Director, President (principal executive officer)
Stephen Tang	58	Director, Treasurer (principal financial officer)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Directors

No salary or cash compensation is paid to our directors. Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time.  Each of Mr. Bok and Mr. Tang received director’s service fees in 2009 and 2010 paid in shares of our common stock valued at $3,076.92 and $4,615.44 respectively. In 2010, Mr. Bok’s reimbursed expenses were $6,833 and Mr. Tang’s reimbursed expenses were $4,901.

Summary Compensation Table (1)
Name and Principal Position	Director Fees ($)	All other compensation (2) ($)	Total ($)
Francis Bok (President (principal executive officer) and Director)
2009	3,076.92	-	3,076.92
2010	4,615.44	-	4,615.44
Stephen Tang (Treasurer (principal financial officer) and Director
2009	3,076.92	371.80	3,448.72
2010	4,615.44	538.44	5,153.88

(1) Neither Mr. Bok nor Mr. Tang received salary, bonus, stock awards, option awards, nonequity incentive compensation earnings, or nonqualified deferred compensation earnings in 2009 or 2010.  Amounts received as “Directors' Fees” reflect the dollar value of common stock received in lieu of cash.

(2) Represents writer’s fees for www.drinkeat.com.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2010. The information in this table provides the ownership information for:

●	each person known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 122,315,271 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class
Sino Harvest Asia Ltd.	17,742,112	14.5%

Stephen Tang	20,451,311	16.7%

Ng Wai Yin, Phoebe Rm 403 Lap Fai Building 8 Pottinger Street Central, Hong Kong	12,820,510	10.5%

Francis Bok	22,527,639	18.4%

Angel Lai	7,738,801	6.3%

Globaland Capital Limited 21/F Chun Wo Commercial Centre, 25 Wing Wo Street, Central, Hong Kong	6,410,255	5.2%

Leadersoft Asia Limited (2)	9,551,282	7.8%

Xue Xiao Han Unit 301, 16-20 Meredith Street Bankstown, Sydney NSW 2200 Australia	6,411,893	5.2%

Directors and Officers as a group (two persons)	42,978,950	35.1%

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

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $15,641 in 2010 and $12,820 in 2009. In 2009 and 2010, Mr. Bok and Mr. Tang advanced amounts for legal and audit fees.

In 2009, we paid $192 to Beyond IVR Limited for technical support fees, received $91 from Mega Pacific Capital Inc. an affiliate of Mr. Tang, for domain name registration fees and received $12,821 from Leadersoft Asia Ltd. for shares capital of 6,410,255 shares of common stock. In addition, we have an informal arrangement with Beyond IVR Limited for the provision of server hosting services pursuant to which we are invoiced $385 every six months. In 2010, we paid $192 and $770 to Beyond IVR Limited for technical support fees and for the provision of server hosting services, charged $1,309 to Mega Pacific Capital Inc. for online advertising fees and received $3,205 from Leadersoft Asia Ltd. for shares capital of 1,602,565 shares of common stock.

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

Audit Fees

During the year ended December 31, 2010, we paid our principal accountants $9,410 in connection with our annual audit for the year ended December 31, 2009 and the review of our Quarterly Reports on Form 10-Q.  The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 is $6,410.  The aggregate of such fees is $15,820.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2010.

Tax Fees

During fiscal 2010, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2010, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

*Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009.

DOMAIN EXTREMES INC
(A CORPORATION IN THE DEVELOPMENT STAGE)

FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31 2010 AND 2009
AND INDEPENDENT AUDITORS’ REPORT
(Stated in US Dollars)

INDEX TO FINANCIAL STATEMENTS

PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

BALANCE SHEETS	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENTS OF STOCKHOLDERS’ EQUITY	F-5 - F-7

STATEMENTS OF CASH FLOW	F-8

NOTES TO FINANCIAL STATEMENTS	F-9 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DOMAIN EXTREMES INC

We have audited the accompanying balance sheets of Domain Extremes Inc (the “Company”), a development stage company, as of December 31, 2010 and 2009 and the related statements of operations, shareholders’ equity and other comprehensive income, and cash flows, for the period from January 23, 2006 (inception) to the period December 31, 2010, and two years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and their cash flows for the period from January 23, 2006 (inception) to the period December 31, 2010, and two years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dominic K.F. Chan & Co.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong
March 14, 2011

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
(Stated in US Dollars)

		At December 31,
	Notes	2010	2009
		$	$

ASSETS
Current Asset :
Cash and cash equivalents		2,779	3,583
Prepaid expenses and other receivables	6	26,309	6,410

Total Current Asset		29,088	9,993

Non-Current Asset :
Plant and equipment		957	1,280

Total Non-Current Assets		957	1,280

TOTAL ASSETS		30,045	11,273

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	29,083	15,535
Advance from related parties	8	15,641	12,820

Total Current Liabilities		44,724	28,355

TOTAL LIABILITIES		44,724	28,355

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock Par value: US$0.001 Authorized: 200,000,000 shares (2009 – 200,000,000 shares) Issued and outstanding: 2010 – 122,315,271 shares (2009 – 93,943,498 shares)	5	122,315	93,943
Additional paid-in-capital		45,679	17,308
Deficit accumulated during the development stage		(182,673)	(128,333)

TOTAL STOCKHOLDERS’ DEFICIT		(14,679)	(17,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		30,045	11,273

See accompanying notes to financial statements

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		For the year ended December 31, 2010	For the year ended December 31, 2009	For the period January 23, 2006 (inception) through December 31, 2010

	Notes	$	$	$

Net sales		20,538	5,577	26,115
Cost of sales		-	-	-

Gross Profit		20,538	5,577	26,115
Impairment loss of long-term investment		-	-	(10,000)
Impairment loss of intangible assets		-	-	(3,910)
Other operating income	3	1,643	560	5,018
Administrative and other operating expenses, including share based compensation		(76,521)	(63,647)	(199,896)

Operating loss before income taxes		(54,340)	(57,510)	(182,673)
Income taxes	4	-	-	-

Net loss and comprehensive loss		(54,340)	(57,510)	(182,673)

Loss per share of common stock
- Basic and diluted		(0.05 cents)	(0.08 cents)

Weighted average shares of common stock
- Basic and diluted		112,745,976	76,180,116

See accompanying notes to financial statements

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total
		$	$	$	$

Balance, January 23, 2006 (Inception)	-	-	-	-	-

Common stock issued for cash on March 29, 2006	3,000,000	3,000	-	-	3,000

Common stock issued for cash on June 30, 2006	13,910,256	13,910	-	-	13,910

Compensatory portion of stock issuance on June 30, 2006	3,846,155	3,846	-	-	3,846

Compensatory portion of stock issuance on September 30, 2006	371,790	372	-	-	372

Compensatory portion of stock issuance on December 31, 2006	4,115,379	4,115	-	-	4,115

Net loss and comprehensive loss	-	-	-	(24,845)	(24,845)

Balance, December 31, 2006	25,243,580	25,243	-	(24,845)	398

Compensatory portion of stock issuance on March 31, 2007	25,640	26	-	-	26

Compensatory portion of stock issuance on June 30, 2007	3,987,200	3,987	-	-	3,987

Compensatory portion of stock issuance on September 30, 2007	25,640	26	-	-	26

Compensatory portion of stock issuance on December 31, 2007	3,846,180	3,846	-	-	3,846

Net loss and comprehensive loss	-	-	-	(12,549)	(12,549)

Balance, December 31, 2007 and Balance forward	33,128,240	33,128	-	(37,394)	(4,266)

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total
		$	$	$	$

Balance forward	33,128,240	33,128	-	(37,394)	(4,266)

Compensatory portion of stock issuance on June 30, 2008	3,897,460	3,898	-	-	3,898

Compensatory portion of stock issuance on September 30, 2008	2,076,930	2,077	-	-	2,077

Compensatory portion of stock issuance on December 31, 2008	2,051,290	2,051	-	-	2,051

Net loss and comprehensive loss	-	-	-	(33,429)	(33,429)

Balance, December 31, 2008	41,153,920	41,154	-	(70,823)	(29,669)

Common stock issued for cash on March 27, 2009	28,520,301	28,520	1,283	-	29,803

Common stock issued for cash on May 15, 2009	9,615,382	9,615	9,615	-	19,230

Common stock issued for cash on May 18, 2009	6,410,255	6,410	6,410	-	12,820

Compensatory portion of stock issuance on March 31, 2009	1,961,550	1,962	-	-	1,962

Compensatory portion of stock issuance on June 30, 2009	2,000,010	2,000	-	-	2,000

Compensatory portion of stock issuance on September 30, 2009	2,179,500	2,180	-	-	2,180

Compensatory portion of stock issuance on December 31, 2009	2,102,580	2,102	-	-	2,102

Net loss and comprehensive loss	-	-	-	(57,510)	(57,510)

Balance, December 31, 2009 and Balance forward	93,943,498	93,943	17,308	(128,333)	(17,082)

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total
		$	$	$	$

Balance forward	93,943,498	93,943	17,308	(128,333)	(17,082)

Common stock issued for cash on February 1, 2010	12,660,245	12,661	12,660	-	25,321

Common stock issued for cash on June 30, 2010	9,615,378	9,615	9,615	-	19,230

Compensatory portion of stock issuance on March 31, 2010	1,557,690	1,558	1,558	-	3,116

Compensatory portion of stock issuance on June 30, 2010	1,519,230	1,519	1,519	-	3,038

Compensatory portion of stock issuance on September 30, 2010	1,538,460	1,538	1,538	-	3,076

Compensatory portion of stock issuance on December 31, 2010	1,480,770	1,481	1,481	-	2,962

Net loss and comprehensive loss	-	-	-	(54,340)	(54,340)

Balance, December 31, 2010	122,315,271	122,315	45,679	(182,673)	(14,679)

See accompanying notes to financial statements

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period January 23, 2006 (inception) through December 31, 2010
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(54,340)	(57,510)	(182,673)
Depreciation	323	323	646
Share based compensation	12,192	8,244	61,590
Changes in current assets and liabilities
Prepaid expenses and other receivables	(19,899)	(6,410)	(26,309)
Amount due to related parties	2,821	8,948	15,641
Accrued expenses and other payables	13,548	(11,466)	29,083

Net cash used in operating activities	(45,355)	(57,871)	(102,022)

Cash flows from financing activity:
Issuance of share capital	44,551	61,853	106,404

Net cash provided by financing activity	44,551	61,853	106,404

Cash flows from investing activity:
Purchase of property, plant and equipment	-	(1,603)	(1,603)

Net cash used in investing activity	-	(1,603)	(1,603)

Net (decrease)/ increase in cash and cash equivalents	(804)	2,379	2,779
Cash and cash equivalents at beginning of the year	3,583	1,204	-

Cash and cash equivalents at end of the year	2,779	3,583	2,779

Supplementary disclosures of cash flow information:
Interest paid	-	-	-

Income taxes paid	-	-	-

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  Since January 23, 2006, the Company has generated revenue of $26,115 and has incurred an accumulated deficit of $182,673. As of December 31, 2010 its current liabilities exceed its current assets by $14,679.

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

Income taxes (Continued)

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

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

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

ASC 815, “Derivatives and Hedging—Overall” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”), expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows. We adopted the amended provisions of this accounting standard effective January 1, 2010 as required. See Note 16 for the disclosures required by this accounting standard.

ASC 855, Subsequent Events (“ASC 855”) (formerly SFAS No. 165, Subsequent Events), includes guidance that was issued by the FASB in May 2010, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

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

3.	Other income

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period January 23, 2006 (inception) through December 31, 2010
	$	$	$

Bank interest income	-	-	26
Gain on exchange	113	233	383
Sundry income	1,530	327	4,609

Total	1,643	560	5,018

4.	Income taxes

As of the fiscal years ended December 31, 2010 and 2009, the Company had net operating loss carry forward. The expenses for the two years ended December 31, 2010 and 2009 will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Shareholders’ equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2010 and 2009 are 122,315,271 and 93,943,498 respectively.

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

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Shareholders’ equity (continued)

Equity transactions (continued)

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

Following is the summary of equity transactions during the year ended December 31, 2010.

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

On December 31, 2010, we issued 1,442,310 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$2,884.62 in lieu of cash compensation for director and secretary service from October 2010 to December 2010.

On December 31, 2010, we issued 38,460 shares of our common stock to Stephen Tang and Patience Lee valued at US$76.92 in lieu of cash compensation for writer service at website www.drinkeat.com from October 2010 to December 2010.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of December 31, 2010 and 2009 are summarized as follows:

	Year ended December 31
	2010	2009
	$	$

Other receivables	1,309	-
Prepaid expenses	25,000	6,410

Total	26,309	6,410

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

7.	Accrued expenses and other payables

Accrued expenses and other payables as of December 31, 2010 and 2009 are summarized as follows:

	Year ended December 31,
	2010	2009
	$	$

Accrued audit fee	6,410	6,451
Accrued salaries	11,538	-
Other payable	11,135	9,084

Total	29,083	15,535

8.	Advance from related parties

The amount due to related parties as of December 31, 2010 and 2009 represents advanced payment due to the Company’s directors.  The amount due to directors is interest free without maturity date and repayable upon demand.

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

9.	Related party transactions

	Year ended December 31,
	2010	2009
	$	$

Beyond IVR Limited	962	577
Mega Pacific Capital Inc.	1,309	91
Leadersoft Asia Limited	3,205	12,821
Stephen Tang	269	372

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

The following is a summary of related party transactions for the year ended December 31, 2010:

During the period ended December 31, 2010, Domain Extremes issued 4,615,440 shares of common stock valued at $9,230.88 to its directors in lieu of cash compensation.  The stocks were valued at US$9,230.88 for the period for which service were provided.

Domain Extremes issued 269,220 shares of common stock valued at $538.44 to its director in lieu of cash compensation for writer service at website www.drinkeat.com.

Leadersoft Asia Limited paid $3,205.13 to Domain Extremes for shares capital of 1,602,565 shares of common stock.

Domain Extremes paid $961.55 to Beyond IVR Limited for onsite technical support fee and computer server hosting service fee.

Mega Pacific paid $1,308.85 to Domain Extremes for online advertising fee and administration fee.

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

10.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the year ended December 31, 2010 and 2009.

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

We have evaluated significant events and transactions that occurred from January 1, 2011 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2011.

DOMAIN EXTREMES INC.

By:	/s/ Francis Bok
Francis Bok
President
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Francis Bok	President; Director	March 23, 2011
Francis Bok	(Principal Executive Officer)

/s/ Stephen Tang	Treasurer; Director	March 23, 2011
Stephen Tang	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*

3.2	By-laws, as currently in effect*

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*

14.1	Code of Business Conduct and Ethics*

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009.