Form 10-Q
period 2011-03-31
Domain Extremes Inc.
filed 2011-05-13
CIK 1469038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2011

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2011:  122,315,271 shares of Common Stock, par value US $0.001

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

   TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Domain Extremes, Inc.
Unaudited Balance Sheets
As of March 31, 2011 (unaudited) and December 31, 2010 (audited)

		At March 31,	At December 31,
	Notes	2011	2010
		(unaudited)	(audited)
		$	$
ASSETS
Current Assets :
Cash and cash equivalents		707	2,779
Prepaid expenses and other receivables	6	30,475	26,309

Total Current Assets		31,182	29,088
Non-Current Assets :
Plant and equipment		957	957

Total Non-Current Assets		957	957

TOTAL ASSETS		32,139	30,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	24,253	29,083
Advance from related parties	8	24,892	15,641

Total Current Liabilities		49,145	44,724

TOTAL LIABILITIES		49,145	44,724

STOCKHOLDERS’ DEFICIT
Common stock
Par value: US$0.001
Authorized: 2011 – 200,000,000 shares (2010 – 200,000,000 shares)
Issued and outstanding: 2011 –122,315,271 shares (2010 – 122,315,271 shares)	5	122,315	122,315
Additional paid-in capital		45,679	45,679
Deficit accumulated during the development stage		(185,000)	(182,673)

TOTAL STOCKHOLDERS’ DEFICIT		(17,006)	(14,679)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		32,139	30,045

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Unaudited Statements of Operations
For the Three Months Ended March 31, 2011 and 2010

		For the Three months ended March 31,		For the period January 23, 2006 (inception) through
	Notes	2011 $	2010 $	March 31, 2011 $

Net sales		4,308	6,154	30,423
Cost of sales		-	-	-

Gross Profit		4,308	6,154	30,423
Impairment loss of long-term investment		-	-	(10,000)
Impairment loss of intangible assets		-	-	(3,910)
Other operating income	3	-	43	5,018
Administrative and other operating expenses, including share based compensation		(6,635)	(12,590)	(206,531)

Operating loss before income taxes		(2,327)	(6,393)	(185,000)
Income taxes	4	-	-	-

Net loss and comprehensive loss		(2,327)	(6,393)	(185,000)

Loss per share of common stock - Basic and diluted		(0.00 cents)	(0.01 cents)

Weighted average shares of common stock - Basic and diluted		122,315,271	102,260,300

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Unaudited Statement of Cash Flows
For the Three Months Ended March 31, 2011 and 2010

	For the Three months ended March 31, 2011	For the Three months ended March 31, 2010	For the period January 23, 2006 (inception) through March 31, 2011
	$	$	$
Cash flows from operating activities:
Net loss	(2,327)	(6,393)	(185,000)
Depreciation	-	-	646
Share based compensation	-	3,115	61,590
Changes in current assets and liabilities
Prepaid expenses and other receivables	(4,166)	(6,411)	(30,475)
Amount due to related parties	9,251	(12,820)	24,892
Accrued expenses and other liabilities	(4,830)	(4,298)	24,253

Net cash used in operating activities	(2,072)	(26,807)	(104,094)

Cash flows from financing activities:
Issuance of share capital	-	25,321	106,404

Net cash provided by financing activities	-	25,321	106,404

Cash flows from investing activity:
Purchase of property, plant and equipment	-	-	(1,603)

Net cash used in investing activity	-	-	(1,603)

Net (decrease) / increase in cash and cash equivalents	(2,072)	(1,486)	707
Cash and cash equivalents at beginning of the period	2,779	3,583	-

Cash and cash equivalents at end of the period	707	2,097	707

Supplementary disclosures of cash flow information:
Interest paid	-	-	-

Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Statement of Stockholders’ Equity and Comprehensive Income
For the period ended March 31, 2011

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, January 23, 2006 (Inception)	-	-	-	-	-

Common stock issued for cash on March 29, 2006	3,000,000	3,000	-	-	3,000

Common stock issued for cash on June 30, 2006	13,910,256	13,910	-	-	13,910

Compensatory portion of stock issuance on June 30, 2006	3,846,155	3,846	-	-	3,846

Compensatory portion of stock issuance on September 30, 2006	371,790	372	-	-	372

Compensatory portion of stock issuance on December 31, 2006	4,115,379	4,115	-	-	4,115

Net loss and comprehensive loss	-	-	-	(24,845)	(24,845)

Balance, December 31, 2006	25,243,580	25,243	-	(24,845)	398

Compensatory portion of stock issuance on March 31, 2007	25,640	26	-	-	26

Compensatory portion of stock issuance on June 30, 2007	3,987,200	3,987	-	-	3,987

Compensatory portion of stock issuance on September 30, 2007	25,640	26	-	-	26

Compensatory portion of stock issuance on December 31, 2007	3,846,180	3,846	-	-	3,846

Net loss and comprehensive loss	-	-	-	(12,549)	(12,549)

Balance, December 31, 2007	33,128,240	33,128	-	(37,394)	(4,266)

Compensatory portion of stock issuance on June 30, 2008	3,897,460	3,898	-	-	3,898

Compensatory portion of stock issuance on September 30, 2008	2,076,930	2,077	-	-	2,077

Compensatory portion of stock issuance on December 31, 2008	2,051,290	2,051	-	-	2,051

Net loss and comprehensive loss	-	-	-	(33,429)	(33,429)

Balance, December 31, 2008 and Balance forward	41,153,920	41,154	-	(70,823)	(29,669)

Domain Extremes, Inc.
Statement of Stockholders’ Equity and Comprehensive Income
For the period ended March 31, 2011

(continued)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	41,153,920	41,154	-	(70,823)	(29,669)

Common stock issued for cash on March 27, 2009	28,520,301	28,520	1,283	-	29,803

Common stock issued for cash on May 15, 2009	9,615,382	9,615	9,615	-	19,230

Common stock issued for cash on May 18, 2009	6,410,255	6,410	6,410	-	12,820

Compensatory portion of stock issuance on March 31, 2009	1,961,550	1,962	-	-	1,962

Compensatory portion of stock issuance on June 30, 2009	2,000,010	2,000	-	-	2,000

Compensatory portion of stock issuance on September 30, 2009	2,179,500	2,180	-	-	2,180

Compensatory portion of stock issuance on December 31, 2009	2,102,580	2,102	-	-	2,102

Net loss and comprehensive loss	-	-	-	(57,510)	(57,510)

Balance, December 31, 2009	93,943,498	93,943	17,308	(128,333)	(17,082)

Common stock issued for cash on February 1, 2010	12,660,245	12,661	12,660	-	25,321

Common stock issued for cash on June 30, 2010	9,615,378	9,615	9,615	-	19,230

Compensatory portion of stock issuance on March 31, 2010	1,557,690	1,558	1,558	-	3,116

Compensatory portion of stock issuance on June 30, 2010	1,519,230	1,519	1,519	-	3,038

Compensatory portion of stock issuance on September 30, 2010	1,538,460	1,538	1,538	-	3,076

Compensatory portion of stock issuance on December 31, 2010	1,480,770	1,481	1,481	-	2,962

Net loss and comprehensive loss	-	-	-	(54,340)	(54,340)

Balance, December 31, 2010	122,315,271	122,315	45,679	(182,673)	(14,679)

Net loss and comprehensive loss	-	-	-	(2,327)	(2,327)

Balance, March 31, 2011	122,315,271	122,315	45,679	(185,000)	(17,006)

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

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rate approximate current market rates.

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

In April 2010, the FASB issued ASU 2010-13 which address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  Under Topic 718, awards of equity share options granted to an employee of an entity’s foreign operation that provide a fixed exercise price denominated in (1) the foreign operation’s functional currency or (2) the currency in which the employee’s pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. generally accepted accounting principles (GAAP) do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation’s functional currency or the currency in which the employee’s pay is denominated.

3.           Other income

	For the Three months ended		For the period January 23, 2006
	March 31,		(inception) through
	2011	2010	March 31, 2011
	$	$	$
Bank interest income	-	-	26
Gain on exchange	-	43	383
Sundry income	-	-	4,609

Total	-	43	5,018

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.  Income tax

As of period ended March 31, 2011 and 2010, the Company had net operating loss carry forward.  The expenses for the two periods ended March 31, 2011 and 2010 will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

5.  Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2011 and December 31, 2010 are 122,315,271 and 122,315,271 respectively.

Equity transactions during the period

Following is the summary of equity transactions during the year December 31, 2010.

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

Following is the summary of equity transactions during the period from January 1, 2011 to March 31, 2011

There is no equity transactions during the period from January 1, 2011 to the period ended March 31, 2011.

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6.  Prepaid expenses and other assets

Other debtors and prepaid expenses as of March 31, 2011 and December 31, 2010 are summarized as follows:

	At March 31,	At December 31,
	2011	2010
	(unaudited)	(audited)
	$	$
Prepaid expenses	29,166	25,000
Other receivables	1,309	1,309

Total	30,475	26,309

7.  Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of March 31, 2011 and December 31, 2010 are summarized as follows:

	At March 31,	At December 31,
	2011	2010
	(unaudited)	(audited)
	$	$

Accrued audit fee	1,000	6,410
Accrued salaries	11,538	11,538
Other payable	11,715	11,135

Total	24,253	29,083

8.  Advance from related parties

The amount due to related parties as of March 31, 2011 and December 31, 2010 represents advanced payment due to the Company’s directors.  The amount due to directors is interest free without maturity date.

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9.  Related party transactions

	For the three months ended March 31,
	2011	2010
	$	$

Beyond IVR Limited	-	-
Mega Pacific Capital Inc	-	-
Leadersoft Asia Limited	-	3,205

The following is a summary of related party transactions during the period from January 1, 2011 to the period ended March 31, 2011:

There is no related party transactions during the period from January 1, 2011 to March 31, 2011.

The following is a summary of related party transactions for the period from January 1, 2010 to the period ended March 31, 2010:

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

10.  Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended March 31, 2011 and December 31, 2010.

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

12.  Subsequent Events

We have evaluated significant events and transactions that occurred from April 1, 2011 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2011.

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

We have launched Junk Calls, an iPhone App for downloading by iPhone users in Hong Kong, to screen incoming phone calls which are considered junk calls.  We plan to launch in the second quarter of 2011, another iPhone application, BabyWorld, which is a photo uploading and display application for members.  Members can also upload photos through our website www.baby.pix100.com.

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

Basic of Presentation

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

Foreign Currency Translations

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

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rate approximate current market rates.

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

In April 2010, the FASB issued ASU 2010-13 which address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification Topic 718, Compensation – Stock Compensation, provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  Under Topic 718, awards of equity share options granted to an employee of an entity’s foreign operation that provide a fixed exercise price denominated in (1) the foreign operation’s functional currency or (2) the currency in which the employee’s pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition. However, U.S. generally accepted accounting principles (GAAP) do not specify whether a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades has a market, performance, or service condition. Diversity in practice has developed on the interpretation of whether such an award should be classified as a liability when the exercise price is not denominated in either the foreign operation’s functional currency or the currency in which the employee’s pay is denominated.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Balance Sheet

Our total assets at March 31, 2011 were $32,139 compared to $30,045 at December 31, 2010. Our total liabilities were $49,145 at March 31, 2011 compared to $44,724 at December 31, 2010, principally due to the decrease of $4,830 in accrued expenses and increase of $9,251 in advance from related parties. As a result, net assets for the period under review have decreased slightly from ($14,679) at December 31, 2010 to (17,006) at March 31, 2011.

Net Sales

We generated revenues of $4,308 for the period ended March 31, 2011, compared to $6,154 for the period ended March 31, 2010. These revenues are attributable to the launch of our websites, resulting in advertising revenues in the form of banner and pay-per-click advertisements.  We expect our revenues to increase proportionate to the growth in our site traffic. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $2,327 for the three months ended March 31, 2011 and $6,393 for the three months ended March 31, 2010, principally due to a substantial increase in our administrative expenses as we have increased our development activities.

We had other income of $0 for the three months ended March 31, 2011 and $43 for the three months ended March 31, 2010, attributable to internet advertising and gain on exchange.

We incurred general, administrative and operating expenses of $6,635 for the three months ended March 31, 2011 and $12,590 for the three months ended March 31, 2010.  Of these amounts, $2,308 related to the value of share-based compensation to our directors for the three months ended March 31, 2011 and 2010, in lieu of cash compensation for services rendered.  In addition, a substantial portion of our expenses for the three months ended March 31, 2011 related to audit fees and professional fees, and for the three months ended March 31, 2010 related to legal fees and expenses for Baby World Applications Development

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2011 and 2010.  However, we would anticipate that income tax obligations as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $707, compared to $2,779 at December 31, 2010, a decrease of $2,072.

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

We expect our cash flow needs over the next 12 months through April 2012 to be approximately $65,000.  However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $4,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our two directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2011, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

DOMAIN EXTREMES, INC.

Dated: May 13, 2011	/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: May 13, 2011	/s/ Stephen Tang
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