Form 10-Q
period 2011-06-30
Domain Extremes Inc.
filed 2011-08-12
CIK 1469038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2011:  122,315,271 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

i

Domain Extremes, Inc.
(A Development Stage Company)

Unaudited Balance Sheets
(Stated in US Dollars)

		At June 30,	At December 31,
		2011	2010
	Notes	$	$

ASSETS
Current Assets :
Cash and cash equivalents		404	2,779
Prepaid expenses and other receivables	6	34,770	26,309

Total Current Assets		35,174	29,088
Non-Current Assets :
Plant and equipment		957	957

Total Non-Current Assets		957	957

TOTAL ASSETS		36,131	30,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	24,735	29,083
Advance from related parties	8	31,875	15,641

Total Current Liabilities		56,610	44,724

TOTAL LIABILITIES		56,610	44,724

STOCKHOLDERS’ DEFICIT
Common stock Par value: US$0.001 Authorized: 2011 – 200,000,000 shares (2010 – 200,000,000 shares) Issued and outstanding: 2011 –122,315,271 shares (2010 – 122,315,271 shares)	5	122,315	122,315
Additional paid-in capital		45,679	45,679
Deficit accumulated during the development stage		(188,473)	(182,673)

TOTAL STOCKHOLDERS’ DEFICIT		(20,479)	(14,679)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		36,131	30,045

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
(A Development Stage Company)

Unaudited Statements of Operations
(Stated in US Dollars)

		For the Three months ended June 30,		For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30,
		2011	2010	2011	2010	2011
	Notes	$	$	$	$	$

Net sales		4,307	5,038	8,615	11,192	34,730
Cost of sales		-	-	-	-	-

Gross Profit		4,307	5,038	8,615	11,192	34,730
Other operating income	3	-	9	-	52	5,018
Impairment loss of long-term investment		-	-	-	-	(10,000)
Impairment loss of intangible assets		-	-	-	-	(3,910)
Administrative and other operating expenses, including share based compensation		(7,780)	(25,080)	(14,415)	(37,670)	(214,311)

Operating loss before income taxes		(3,473)	(20,033)	(5,800)	(26,426)	(188,473)
Income taxes	4	-	-	-	-	-

Net loss		(3,473)	(20,033)	(5,800)	(26,426)	(188,473)

Loss per share of common stock - Basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock -Basic and diluted		122,315,271	108,283,791	122,315,271	105,288,685

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
(A Development Stage Company)

Unaudited Statements of Cash Flows
(Stated in US Dollars)

	For the Six months ended June 30, 2011	For the Six months ended June 30, 2010	For the period January 23, 2006 (inception) through June 30, 2011
	$	$	$

Cash flows from operating activities:
Net loss	(5,800)	(26,426)	(188,473)
Depreciation	-	-	646
Share based compensation	-	6,154	61,590
Changes in current assets and liabilities
Prepaid expenses and other receivables	(8,461)	(12,821)	(34,770)
Amount due to related parties	16,234	(10,448)	31,875
Accrued expenses and other liabilities	(4,348)	5,054	24,735

Net cash used in operating activities	(2,375)	(38,487)	(104,397)

Cash flows from financing activities:
Issuance of share capital	-	44,551	106,404

Net cash provided by financing activities	-	44,551	106,404

Cash flows from investing activity:
Purchase of property, plant and equipment	-	-	(1,603)

Net cash used in investing activity	-	-	(1,603)

Net (decrease) / increase in cash and cash equivalents	(2,375)	6,064	404
Cash and cash equivalents at beginning of the period	2,779	3,583	-

Cash and cash equivalents at end of the period	404	9,647	404

Supplementary disclosures of cash flow information:
Interest paid	-	-	-

Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
(A Development Stage Company)

Unaudited Statements of Stockholders’ Equity and Comprehensive Income
(Stated in US Dollars)

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

Domain Extremes, Inc.
(A Development Stage Company)

Unaudited Statements of Stockholders’ Equity and Comprehensive Income
(Stated in US Dollars)
(continued)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	41,153,920	41,154	-	(70,823)	(29,669)

Common stock issued for cash on March 27, 2009	28,520,301	28,520	1,283	-	29,803

Common stock issued for cash on May 15, 2009	9,615,382	9,615	9,615	-	19,230

Common stock issued for cash on May 18, 2009	6,410,255	6,410	6,410	-	12,820

Compensatory portion of stock issuance on March 31, 2009	1,961,550	1,962	-	-	1,962

Compensatory portion of stock issuance on June 30, 2009	2,000,010	2,000	-	-	2,000

Compensatory portion of stock issuance on September 30, 2009	2,179,500	2,180	-	-	2,180

Compensatory portion of stock issuance on December 31, 2009	2,102,580	2,102	-	-	2,102

Net loss and comprehensive loss	-	-	-	(57,510)	(57,510)

Balance, December 31, 2009	93,943,498	93,943	17,308	(128,333)	(17,082)

Common stock issued for cash on February 1, 2010	12,660,245	12,661	12,660	-	25,321

Common stock issued for cash on June 30, 2010	9,615,378	9,615	9,615	-	19,230

Compensatory portion of stock issuance on March 31, 2010	1,557,690	1,558	1,558	-	3,116

Compensatory portion of stock issuance on June 30, 2010	1,519,230	1,519	1,519	-	3,038

Compensatory portion of stock issuance on September 30, 2010	1,538,460	1,538	1,538	-	3,076

Compensatory portion of stock issuance on December 31, 2010	1,480,770	1,481	1,481	-	2,962

Net loss and comprehensive loss	-	-	-	(54,340)	(54,340)

Balance, December 31, 2010	122,315,271	122,315	45,679	(182,673)	(14,679)

Net loss and comprehensive loss	-	-	-	(5,800)	(5,800)

Balance, June 30, 2011	122,315,271	122,315	45,679	(188,473)	(20,479)

DOMAIN EXTREMES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
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

The Company is currently devoting its efforts to develop websites on the Internet and through which to generate advertising income.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop websites, generate advertising income, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties

2.  Summary of principal accounting policies

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
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
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
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
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
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
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

Recently issued accounting pronouncements

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

DOMAIN EXTREMES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
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

In May 2011, the FASB issued ASU 2011-04 which is intended to consistent with the Memorandum of Understanding and the Boards’ commitment published in 2006 to achieving that goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The Boards worked together to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.

In June 2011, the FASB issued ASU 2011-05 which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.

DOMAIN EXTREMES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Stated in US Dollars)

3.  Other income

	For the Three months ended June 30,		For the Six months ended June 30		For the period January 23, 2006 (inception) through June 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$

Bank interest income	-	-	-	-	26
Gain on exchange	-	9	-	52	383
Sundry income	-	-	-	-	4,609

Total	-	9	-	52	5,018

4.  Income tax

As of period ended June 30, 2011 and 2010, the Company had net operating loss carry forward.  The expenses for the two periods ended June 30, 2011 and 2010 will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

5.  Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of June 30, 2011 and December 31, 2010 are 122,315,271 and 122,315,271 respectively.

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

DOMAIN EXTREMES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Stated in US Dollars)

5.  Shareholder’s equity (continued)

Equity transactions during the period (continued)

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

Following is the summary of equity transactions during the period from January 1, 2011 to June 30, 2011

There is no equity transactions during the period from January 1, 2011 to the period ended June 30, 2011.

6.  Prepaid expenses and other assets

Other debtors and prepaid expenses as of June 30, 2011 and December 31, 2010 are summarized as follows:

	At June 30,	At December 31,
	2011	2010
	$	$

Prepaid expenses	33,461	25,000
Other receivables	1,309	1,309

Total	34,770	26,309

DOMAIN EXTREMES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Stated in US Dollars)

7.  Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of June 30, 2011 and December 31, 2010 are summarized as follows:

	At June 30,	At December 31,
	2011	2010
	$	$

Accrued audit fee	1,000	6,410
Accrued salaries	11,538	11,538
Other payable	12,197	11,135

Total	24,735	29,083

8.Advance from related parties

The amount due to related parties as of June 30, 2011 and December 31, 2010 represents advanced payment due to the Company’s directors.  The amount due to directors is interest free without maturity date.

9.  Related party transactions

	For the six months ended June 30,
	2011	2010
	$	$

Beyond IVR Limited	385	385
Mega Pacific Capital Inc	-	-
Leadersoft Asia Limited	-	3,205

The following is a summary of related party transactions during the period from April 1, 2011 to the period ended June 30, 2011:

Domain Extremes paid $384.61 to Beyond IVR Limited for computer server hosting service fee

The following is a summary of related party transactions for the period from April 1, 2010 to the period ended June 30, 2010:

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

DOMAIN EXTREMES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Stated in US Dollars)

9.  Related party transactions (continued)

Stephen Tang paid $2,564.10 to Domain Extremes for shares capital of 1,282,050 shares of common stock.

Domain Extremes paid $384.62 to Beyond IVR Limited for computer server hosting service fee.

10.  Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended June 30, 2011 and December 31, 2010.

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

We have launched Junk Calls, an iPhone App for downloading by iPhone users in Hong Kong, to screen incoming phone calls which are considered junk calls.  We plan to launch in the end of 2011, another iPhone application, BabyWorld, which is a photo uploading and display application for members.  Members can also upload photos through our website www.baby.pix100.com.

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

In May 2011, the FASB issued ASU 2011-04 which is intended to consistent with the Memorandum of Understanding and the Boards’ commitment published in 2006 to achieving that goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The Boards worked together to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this Update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.

In June 2011, the FASB issued ASU 2011-05 which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Balance Sheet

Our total assets at June 30, 2011 were $36,131 compared to $30,045 at December 31, 2010. Our total liabilities were $56,610 at June 30, 2011 compared to $44,724 at December 31, 2010, principally due to the decrease of $4,348 in accrued expenses and the increase of $16,234 in advances from related parties. As a result, net assets for the period under review have decreased from ($14,679) at December 31, 2010 to ($20,479) at June 30, 2011.

Net Sales

We generated revenues of $4,307 and $8,615 for the three and six months, respectively, ended June 30, 2011, compared to $5,038 and $11,192 for the three and six months, respectively, ended June 30, 2010. These revenues are attributable to the launch of our websites, resulting in advertising revenues in the form of banner and pay-per-click advertisements.  We expect our revenues to increase proportionate to the growth in our site traffic. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $3,473 and $5,800 for the three and six months, respectively, ended June 30, 2011 and $20,033 and $26,426 for the three and six months, respectively, ended June 30, 2010, principally due to a substantial decrease in our administrative expenses.

We had other income of $0 for the three and six months ended June 30, 2011 and $9 and $52 for the three and six months, respectively, ended June 30, 2010, attributable to gain on exchange.

We incurred general, administrative and operating expenses of $7,780 and $14,415 for the three and six months, respectively, ended June 30, 2011 and $25,080 and $37,670 for the three and six months, respectively, ended June 30, 2010.  Of these amounts, $2,308 and $4,615 related to the value of share-based compensation to our directors for the three and six months, respectively, ended June 30, 2011 and 2010 in lieu of cash compensation for services rendered.  In addition, a substantial portion of our expenses for the three and six months ended June 30, 2011 related to audit fees and professional fees, and for the three and six months ended June 30, 2010 relates to legal fees, salaries and transfer agent fees.

Income Taxes

Due to our lack of significant revenues, we have not incurred any tax obligations for the three and six months ended June 30, 2011 and 2010.  However, we would anticipate that income tax obligations as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $404, compared to $2,779 at December 31, 2010, a decrease of $2,375.

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

We expect our cash flow needs over the next 12 months through July 2012 to be approximately $65,000.  However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $4,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our two directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2011, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

DOMAIN EXTREMES, INC.

Dated: August 12, 2011		/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: August 12, 2011	By:	/s/ Stephen Tang
Stephen Tang
Treasurer and Director
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document