Form 10-Q
period 2011-09-30
Domain Extremes Inc.
filed 2011-11-10
CIK 1469038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53749

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2011:  143,949,891 shares of Common Stock, par value US $0.001

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

   TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

i

Domain Extremes, Inc.
(A Development Stage Company)

Unaudited Interim Balance Sheets
(Stated in US Dollars)

		At September 30,	At December 31,
	Notes	2011	2010
		$	$
ASSETS
Current Assets :
Cash and cash equivalents		2,850	2,779
Prepaid expenses and other receivables	6	39,065	26,309

Total Current Assets		41,915	29,088

Non-Current Assets :
Plant and equipment		957	957

Total Non-Current Assets		957	957

TOTAL ASSETS		42,872	30,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	5,424	29,083
Advance from related parties	8	-	15,641

Total Current Liabilities		5,424	44,724

TOTAL LIABILITIES		5,424	44,724

STOCKHOLDERS’ DEFICIT
Common stock Par value: US$0.001 Authorized: 2011 – 200,000,000 shares (2010 – 200,000,000 shares) Issued and outstanding: 2011 –143,949,891 shares (2010 – 122,315,271 shares)	5	143,949	122,315
Additional paid-in capital		67,314	45,679
Deficit accumulated during the development stage		(173,815)	(182,673)

TOTAL STOCKHOLDERS’ FUND/ (DEFICIT)		37,448	(14,679)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		42,872	30,045

The accompanying notes are an integral part of these financial statements.

DOMAIN EXTREMES INC.
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED INTERIM STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		For the Three months ended September 30,		For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30,
		2011	2010	2011	2010	2011
	Notes	$	$	$	$	$

Net sales		4,308	5,038	12,923	16,230	39,038
Cost of sales		-	-	-	-	-

Gross Profit		4,308	5,038	12,923	16,230	39,038
Other operating income	3	20,238	1,330	20,238	1,382	25,256
Impairment loss of long-term investment		-	-	-	-	(10,000)
Impairment loss of intangible assets		-	-	-	-	(3,910)
Administrative and other operating expenses, including share based compensation		(9,888)	(13,978)	(24,303)	(51,648)	(224,199)

Operating profit/ (loss) before income taxes		14,658	(7,610)	8,858	(34,036)	(173,815)
Income taxes	4	-	-	-	-	-

Net profit/(loss) and comprehensive income/(loss)		14,658	(7,610)	8,858	(34,036)	(173,815)

Profit/(Loss) per share of common stock - Basic and diluted		0.00	(0.00)	0.00	(0.00)

Weighted average shares of common stock - Basic and diluted		132,897,422	119,312,763	125,881,417	110,014,748

The accompanying notes are an integral part of these financial statements.

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED INTERIM STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	For the Nine months ended September 30, 2011	For the Nine months ended September 30, 2010	For the period January 23, 2006 (inception) through September 30, 2011
	$	$	$

Cash flows from operating activities:
Net profit/ (loss)	8,858	(34,036)	(173,815)
Depreciation	-	-	646
Share based compensation	8,654	9,231	70,244
Changes in current assets and liabilities
Prepaid expenses and other receivables	(12,756)	(17,885)	(39,065)
Amount due to related parties	(15,641)	(10,448)	-
Accrued expenses and other liabilities	(23,659)	5,759	5,424

Net cash used in operating activities	(34,544)	(47,379)	(136,566)

Cash flows from financing activities:
Issuance of share capital	34,615	44,551	141,019

Net cash provided by financing activities	34,615	44,551	141,019

Cash flows from investing activity:
Purchase of property, plant and equipment	-	-	(1,603)

Net cash used in investing activity	-	-	(1,603)

Net increase/ (decrease) in cash and cash equivalents	71	(2,828)	2,850
Cash and cash equivalents at beginning of the period	2,779	3,583	-

Cash and cash equivalents at end of the period	2,850	755	2,850

Supplementary disclosures of cash flow information:
Interest paid	-	-	-

Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

	Common Stock		Additional Paid-In	Deficit accumulated during the development
	Shares	Amount	Capital	stage	Total
		$	$	$	$
Balance, January 23, 2006 (Inception)	-	-	-	-	-

Common stock issued for cash on March 29, 2006	3,000,000	3,000	-	-	3,000

Common stock issued for cash on June 30, 2006	13,910,256	13,910	-	-	13,910

Compensatory portion of stock issuance on June 30, 2006	3,846,155	3,846	-	-	3,846

Compensatory portion of stock issuance on September 30, 2006	371,790	372	-	-	372

Compensatory portion of stock issuance on December 31, 2006	4,115,379	4,115	-	-	4,115

Net loss and comprehensive loss	-	-	-	(24,845)	(24,845)

Balance, December 31, 2006	25,243,580	25,243	-	(24,845)	398

Compensatory portion of stock issuance on March 31, 2007	25,640	26	-	-	26

Compensatory portion of stock issuance on June 30, 2007	3,987,200	3,987	-	-	3,987

Compensatory portion of stock issuance on September 30, 2007	25,640	26	-	-	26

Compensatory portion of stock issuance on December 31, 2007	3,846,180	3,846	-	-	3,846

Net loss and comprehensive loss	-	-	-	(12,549)	(12,549)

Balance, December 31, 2007	33,128,240	33,128	-	(37,394)	(4,266)

Compensatory portion of stock issuance on June 30, 2008	3,897,460	3,898	-	-	3,898

Compensatory portion of stock issuance on September 30, 2008	2,076,930	2,077	-	-	2,077

Compensatory portion of stock issuance on December 31, 2008	2,051,290	2,051	-	-	2,051

Net loss and comprehensive loss	-	-	-	(33,429)	(33,429)

Balance, December 31, 2008 and Balance forward	41,153,920	41,154	-	(70,823)	(29,669)

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

	Common Stock		Additional Paid-In	Deficit accumulated during the development
	Shares	Amount	Capital	stage	Total
		$	$	$	$
Balance forward	41,153,920	41,154	-	(70,823)	(29,669)

Common stock issued for cash on March 27, 2009	28,520,301	28,520	1,283	-	29,803

Common stock issued for cash on May 15, 2009	9,615,382	9,615	9,615	-	19,230

Common stock issued for cash on May 18, 2009	6,410,255	6,410	6,410	-	12,820

Compensatory portion of stock issuance on March 31, 2009	1,961,550	1,962	-	-	1,962

Compensatory portion of stock issuance on June 30, 2009	2,000,010	2,000	-	-	2,000

Compensatory portion of stock issuance on September 30, 2009	2,179,500	2,180	-	-	2,180

Compensatory portion of stock issuance on December 31, 2009	2,102,580	2,102	-	-	2,102

Net loss and comprehensive loss	-	-	-	(57,510)	(57,510)

Balance, December 31, 2009	93,943,498	93,943	17,308	(128,333)	(17,082)

Common stock issued for cash on February 1, 2010	12,660,245	12,661	12,660	-	25,321

Common stock issued for cash on June 30, 2010	9,615,378	9,615	9,615	-	19,230

Compensatory portion of stock issuance on March 31, 2010	1,557,690	1,558	1,558	-	3,116

Compensatory portion of stock issuance on June 30, 2010	1,519,230	1,519	1,519	-	3,038

Compensatory portion of stock issuance on September 30, 2010	1,538,460	1,538	1,538	-	3,076

Compensatory portion of stock issuance on December 31, 2010	1,480,770	1,481	1,481	-	2,962

Net loss and comprehensive loss	-	-	-	(54,340)	(54,340)

Balance, December 31, 2010 and Balance forward	122,315,271	122,315	45,679	(182,673)	(14,679)

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Stated in US Dollars)

	Common Stock		Additional Paid-In	Deficit accumulated during the development
	Shares	Amount	Capital	stage	Total
		$	$	$	$
Balance forward	122,315,271	122,315	45,679	(182,673)	(14,679)

Common stock issued for cash on August 18, 2011	17,307,690	17,307	17,308	-	34,615

Compensatory portion of stock issuance on August 18, 2011	4,326,930	4,327	4,327	-	8,654

Net profit and comprehensive profit	-	-	-	8,858	8,858

Balance, September 30, 2011	143,949,891	143,949	67,314	(173,815)	37,448

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
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

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
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

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
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

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
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

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)

3.           Other income

	For the Three months ended September 30,		For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30,
	2011	2010	2011	2010	2011
	$	$	$	$	$
Bank interest income	-	-	-	-	26
Gain on exchange	-	21	-	73	383
Sundry income	20,238	1,309	20,238	1,309	24,847

Total	20,238	1,330	20,238	1,382	25,256

4.           Income tax

The Company is incorporated in the Untied States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the nine months ended September 30, 2010 and 2011.

The Company’s operations are carried out in Hong Kong, the PRC, and is subject to Hong Kong income or profit tax at 16.5% in 2011 (2010: 16.5%). No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

5.           Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2011 and December 31, 2010 are 143,949,891 and 122,315,271 respectively.

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

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
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

Following is the summary of equity transactions during the period from January 1, 2011 to September 30, 2011

On August 18, 2011, we issued 4,326,930 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$8,653.86 in lieu of cash compensation for director and secretary service from January 2011 to September 2011.

On August 18, 2011, we issued 17,307,690 shares of our common stock to Francis Bok, Stephen Tang and Tang Wai Leong for a consideration of US$34,615.38.

6.           Prepaid expenses and other assets

Other debtors and prepaid expenses as of September 30, 2011 and December 31, 2010 are summarized as follows:

	At September 30,	At December 31,
	2011	2010
	$	$

Prepaid expenses	37,756	25,000
Other receivables	1,309	1,309

Total	39,065	26,309

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)

7.           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of September 30, 2011 and December 31, 2010 are summarized as follows:

	At September 30,	At December 31,
	2011	2010
	$	$

Accrued audit fee	3,846	6,410
Accrued salaries	-	11,538
Other payable	1,578	11,135

Total	5,424	29,083

8.           Advance from related parties

The amount due to related parties as of September 30, 2011 and December 31, 2010 represents advanced payment due to the Company’s directors.  The amount due to directors is interest free without maturity date. As at September 30, 2011, the amount was fully settled.

9.           Related party transactions

	For the nine months ended September 30,
	2011	2010
	$	$

Beyond IVR Limited	577	770
Mega Pacific Capital Inc	-	1,218
Leadersoft Asia Limited	-	3,205

The following is a summary of related party transactions during the period from July 1, 2011 to the period ended September 30, 2011:

During the period ended September 30, 2011, Domain Extremes issued 3,461,580 shares of common stock valued at $6,923.16 to its directors in lieu of cash compensation.  The stocks were valued at US$6,923.16 for the period for which service were provided.

Francis Bok paid $17,307.69 to Domain Extremes for shares capital of 8,653,845 shares of common stock.

Stephen Tang paid $14,999.99 to Domain Extremes for shares capital of 7,499,995 shares of common stock.

Domain Extremes paid $192.31 to Beyond IVR Limited for computer server hosting service fee.

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
(Stated in US Dollars)

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

10.           Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended September 30, 2011 and December 31, 2010.

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

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Balance Sheet

Our total assets at September 30, 2011 were $42,872 compared to $30,045 at December 31, 2010. Our total liabilities were $5,424 at September 30, 2011 compared to $44,724 at December 31, 2010, principally due to the decrease of $23,659 in accrued expenses and the decrease of $15,641 in advances from related parties. As a result, net assets for the period under review have increased from ($14,679) at December 31, 2010 to $37,448 at September 30, 2011.

Net Sales

We generated revenues of $4,308 and $12,923 for the three and nine months, respectively, ended September 30, 2011, compared to $5,038 and $16,230 for the three and nine months, respectively, ended September 30, 2010. These revenues are attributable to the launch of our websites, resulting in advertising revenues in the form of banner and pay-per-click advertisements.  We expect our revenues to increase proportionate to the growth in our site traffic. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net profit of $14,658 and $8,858 for the three and nine months, respectively, ended September 30, 2011 and a net loss of $7,610 and $34,036 for the three and nine months, respectively, ended September 30, 2010, principally due to a substantial decrease in our administrative expenses.

We had other income of $20,238 for the three and nine months ended September 30, 2011 and $1,330 and $1,382 for the three and nine months, respectively, ended September 30, 2010, attributable to the written off of accrued salaries and other payables.

We incurred general, administrative and operating expenses of $9,888 and $24,303 for the three and nine months, respectively, ended September 30, 2011 and $13,978 and $51,648 for the three and nine months, respectively, ended September 30, 2010.  Of these amounts, $2,308 and $6,923 related to the value of share-based compensation to our directors for the three and nine months, respectively, ended September 30, 2011 and September 30, 2010 in lieu of cash compensation for services rendered.  In addition, a substantial portion of our expenses for the three and nine months ended September 30, 2011 related to professional fees and audit fees, and for the three and nine months ended September 30, 2010 relates to legal fees, salaries and transfer agent fees.

Income Taxes

Due to our lack of significant revenues, we have not incurred any tax obligations for the three and nine months ended September 30, 2011 and 2010.  However, we would anticipate that income tax obligations as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $2,850, compared to $2,779 at December 31, 2010, an increase of $71.

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

We expect our cash flow needs over the next 12 months through October 2012 to be approximately $90,000.  However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $6,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our two directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2011, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

On August 18, 2011, (i) 4,326,930 shares of our common stock, valued at $8,653.86, were issued in lieu of cash compensation for director and secretarial services from January through September 2011; and (ii) 17,307,690 shares of our common stock to Francis Bok, Stephen Tang and Tang Wai Leong for a consideration of US$34,615.38.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On September 16, 2011, Promula Trading Limited (“Promula”) purchased a total of 118,433,936 common shares of the Company at US$0.00287 per share, representing 82.27% of the Company’s outstanding common shares.  The shares were purchased for cash from the following persons:

Name	Number of shares

Angel Lai	8,304,151
Bowland International Limited	25,527
Catherine Lam	25,640
David Wu	842,632
Francis Bok	31,410,287
Ho Wai Ming, Fergus	1,597,230
Leadersoft Asia Limited	9,551,282
Lee Sing Fung	22,786
Lee Yet Chil	1,282,051
Li Wai Kong	2,555
Ng Cheuk Lun	4,611
Ng Wai Yin, Phoebe	12,820,510
Patience Lee	143,580
Sino Harvest Asia Limited	17,742,112
Stephen Tang	26,424,626
Wai Leong Tang	183,075
Xiao Han Xue	6,410,255
Yvonne Chia	1,641,026

Promula is a limited liability company registered in the British Virgin Islands.  Promula is equally owned by its directors, Mr. Huang Runpeng and Ms. Wu Caixia.  Mr. Huang Runpeng and Ms. Wu Caixia provided the financing to Promula to purchase the Company’s shares. The financing is interest free and has no definite repayment schedule.

There is no understanding or agreement between Promula and its owners and the former Company stockholders regarding election of directors or any other matters.
.
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

DOMAIN EXTREMES, INC.
Dated: November 10, 2011	/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: November 10, 2011	/s/ Stephen Tang
Stephen Tang
Treasurer and Director
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document