Form 10-K
period 2011-12-31
Domain Extremes Inc.
filed 2012-03-30
CIK 1469038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

/  /   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. □ Yes   ■ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  □ Yes   ■ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ■ Yes   □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ■ Yes   □ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ■

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   □ Yes   ■ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $859,170 as of June 30, 2011 (the registrant’s most recently completed second quarter), based upon total outstanding shares as of such date of 122,315,271, of which 71,597,520 shares were held by non-affiliates. As of June 30, 2011, the last transacted price of the registrant was US$0.012 per share.

As of March 1, 2012, there were 144,542,831 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

i

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

PART I

ITEM 1.     BUSINESS

Overview

We were incorporated in the State of Nevada in January 2006 and are a development stage company. Our business is to develop and operate Internet websites and applications on mobile platforms.   We intend to earn revenues through advertisements sold on these websites and applications. Our goal is to become the largest network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China Basin with contents on travel, food, entertainment, activities and city life. As of the date of this Annual Report, we have launched the websites www.drinkeat.com, which provides reviews of restaurants in Hong Kong, and www.sowhat.asia (in beta version), which acts as a platform for members to upload photos and videos and comments on traffic, hygiene, environmental and similar issues in Hong Kong. These two websites are currently generating advertising income through banner and pay-per-click advertisements.

We plan to develop additional websites and solicit advertisement for those websites through third-party agents. Presently, we own the following domain names: www.domainextremes.com, www.drinkeat.com, www.sowhat.asia, www.channel.asia, www.whatnext.asia, www.pix100.com and www.nojunkcall.com.

We have launched Junk Calls, an iPhone App for downloading by iPhone users in Hong Kong, to screen incoming phone calls that are considered junk calls.  We plan to launch in the 2nd quarter of 2012, another iPhone application, BabyWorld, which is a photo uploading and display application for members.  Members can also upload photos through our website www.baby.pix100.com.

We are a controlled corporation with the substantial majority of our shares held by Promula Trading Ltd., a Hong Kong-based company.  Promula acquired an 82% stake in our company in September 2011.  As a result, there can be no assurance that our business and/or our strategy will not change over time as a result of Promula’s interest.

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

We launched our second website, www.sowhat.asia, in beta version, in the 4th quarter of 2009. The website is still in testing stage as of the date of this annual report. This site provides a portal for members to post photos and videos focusing on areas in Hong Kong which they believe need improvement, including traffic, hygienic conditions, environmental issues and current affairs and others. The purpose of these postings is to attract the attention of government departments and concerned organizations with the ultimate objective that these issues will be rectified. Initial content has been provided by individuals known to the Company's management without compensation. Currently, there is no similar website in Hong Kong.

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

Our Strategy

In order to develop our platform, we intend to:

•	Promote our existing websites to increase readership, popularity and site-loyalty through on-line advertisements, principally through search advertising and banner advertisements;
•	Launch a public relations campaign, through print and other media, to promote our websites;
•	Develop banner exchange programs with other websites;
•	Recruit additional writers and contributors to enhance and update site content to maintain the relevance of the information, as well as free-lance writers to publicize sites in related forums;
•	Utilize consultants to optimize search engines in order to enhance and maintain website ranking;
•	Expand the network through the application of new domain names, as well as the acquisition of websites and forums targeting the same consumer base;
•	Develop additional lifestyle-related mobile phone applications for iPhone and, where appropriate, other mobile platforms, and promote them using online key word search advertisements; and
•	Generate revenue from user fees and online advertising income at space provided in mobile phone applications.

As noted above, we are a controlled corporation and there can be no assurance that our principal shareholder, Promula Trading, Ltd., will not change our business or our strategy in the future.

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

Employees

As of December 31, 2011, we had one full-time employee and four part-time employees taking care of website content development, testing and administrative matters. We intend to add full and part-time employees, as well as consultants, as our network continues to expand.

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over-the-counter Bulletin Board. The last transacted price of our common stock was $0.012 when 391 shares were traded on December 22, 2010.  The trading of our common stock is sporadic and we believe that there is no established trading market for our common stock.

Holders

As of December 31, 2011, we had 144,542,831 shares of our common stock issued and outstanding, and held by 735 persons.

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

Equity Compensation Plans

We do not currently have any equity compensation plans,

Performance Graph

This information is not required of smaller reporting companies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In December 2011, we issued the following shares of common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”), in lieu of compensation for services rendered:

Name	Number of Shares	Relationship
Francis Bok	237,180	President
Stephen Tang	237,180	Director
Angel Lai	118,580	Staff

Such shares were issued to persons reasonably believed by us to be non-U.S. persons, as defined under Regulation S under the Securities Act.  The shares issued to the individuals above were sold at a purchase price of approximately $0.002 per share (an aggregate of $1,186).

Issuer Purchases of Equity Securities.

None.

ITEM 6.     SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K.  Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2011 and 2010, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

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

Results of Operations

Two Years Ended December 31, 2011 and 2010

Net Sales

We generated revenues of $17,231 for the year ended December 31, 2011, compared to $20,538 for fiscal 2010.  The decrease in revenue was mainly due to discounts offered to our advertisers.  Our principal source of revenues is from advertising banners on our websites.  We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $5,593 in 2011 compared to a net loss of $54,340 in 2010, principally due to a substantial decrease in our administrative expenses as discussed below.

We had other income of $20,238 in 2011 and $1,643 in 2010, attributable to the write-off of accrued salaries and other payables.

We incurred general, administrative and operating expenses of $43,062 in 2011 and $76,521 in 2010. Of these amounts, $14,055 and $9,769 related to the value of share-based compensation and director fees to our directors in each of 2011 and 2010, respectively, in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses for the year ended December 31, 2011 related to professional fees and audit fees, and for the year ended December 31, 2010 relates to legal fees, salaries and transfer agent fees.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $269, compared to $2,779 at December 31, 2010, a decrease of $2,510. This decrease is principally due to the increase in cash used in operation that was not sufficiently covered by cash flow from financial activities, mainly, the issuance of share capital.

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

We expect our cash flow needs over the next 12 months to be approximately $143,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $11,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

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

ASC 740 “Income taxes” (formerly known as Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109 (“FIN 48”)) clarifies the accounting for uncertainty in tax positions. This interpretation requires that an entity recognizes in the financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. The adoption of ASC 740 did not have a significant effect on the financial statements.

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

Stock-based Compensation

The Company has adopted FASB Accounting Standard Codification Topic 718 (“ASC 718”), ”Stock Compensation” (formerly known as SFAS 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of ASC 718, we accounted for share-based awards to employees and directors using the intrinsic value method. Under the intrinsic value method, share-based compensation expense is only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

The Company accounts for stock-based compensation to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity–Based Payments to Non-employees”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transactions should be determined at the earlier of performance commitment date or performance completion date.

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

For financial reporting purposes, the financial statements of the Group, which are prepared using the functional currency, have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

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

In June 2011, the FASB issued ASU 2011-05, which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.

Tabular Disclosure of Contractual Obligations

This information is not required of smaller reporting companies.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required of smaller reporting companies.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements to be provided in this Annual Report on Form 10-K are included following Part IV, Item 15, commencing on page F-1.

Summarized Quarterly Data (unaudited)

The following table summarizes our quarterly results of operations for the year ended December 31, 2011:

	Quarter ended March 31, 2011	Quarter ended June 30, 2011	Quarter ended September 30, 2011	Quarter ended December 31, 2011
Revenue	4,308	4,307	24,546	4,308
Loss from operations	(6,635)	(7,780)	(9,888)	(18,759)
Interest income	-	-	-	-
Profit/(Loss) before provision for income taxes	(2,327)	(3,473)	14,658	(14,451)
Provision for income taxes	-	-	-	-
Net Profit/(Loss)	(2,327)	(3,473)	14,658	(14,451)
Weighted average shares outstanding basic and diluted	122,315,271	122,315,271	132,897,422	143,962,781
Basic and diluted net loss per share	(0.00 cents)	(0.00 cents)	0.01 cents	(0.01 cents)

ITEM  9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.  Based upon their evaluation as of December 31, 2011, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at that reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the most recently completed fiscal quarter.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of December 31, 2011.

Name	Age	Position

Francis Bok	45	Director, President (principal executive officer)
Stephen Tang	59	Director, Treasurer (principal financial officer)

Subsequent to the end of our 2011 fiscal year, in February 2012, we appointed two additional members of our Board of Directors as discussed below.  As of the date of this annual report, our executive officers and directors are:

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

Directors appointed subsequent to the fiscal year ended December 31, 2011:

Huang Run Peng, 49, has served as a Director of the Company since February 2012. Mr. Huang has served as the president of the board of the Promula Trading Limited and the president of Tianjin Rongtian Equity Investment Fund Management Co., Ltd., a Chinese fund manager, since 2011. From 2005 to 2008, Mr. Huang was a factory director of Pengda Stainless Steel Products Factory.

Wu Cai Xia, 45, has served as a Director of the Company since February 2012. Ms. Wu has served as general manager of the Promula Trading Limited and the general manager of Tianjin Rongtian Equity Investment Fund Management Co., Ltd. since 2010. From 2009 to 2010, Ms. Wu was a training business manager of China Telecom Company in Xinxiang. From 2005 to 2009, Ms. Wu was a senior director of operations of Ping An Insurance Company.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Legal Proceedings

During the past ten years, none of our directors, executive officers or control persons have been involved in any of the following events:

•	any bankruptcy petition filed by or against any business of which such person was an executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

•
any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (other than settlements of civil proceedings among private parties); and

•	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Code of Ethics

We have adopted a written Code of Ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions.  Our Code of Ethics is also published on our website www. DomainExtremes.com. We will make a copy of our Code of Ethics available to anyone upon written request.

Board Nominations

There have been no material changes to the Company’s procedures by which stockholders may recommend nominees to the Board of Directors.

Audit Committee Matters

The Company does not have a formal Audit Committee.  All matters are handled by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.     EXECUTIVE COMPENSATION

We pay our directors a fee of US$384.62 per director per month from January 1 to November 7 in 2011. From November 8, 2011, the director fees to Mr. Francis Bok and Mr. Stephen Tang have been revised to $1,000 per month and $2,500 per month, respectively. Starting February 7, 2012, we pay directors’ fees to Mr. Huang Run Peng and Ms. Wu Cai Xia of $1,000 each per month. Our directors’ fees are paid in cash or stock at the option of the Company.

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

Directors

No salary or cash compensation is paid to our directors. Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time.  Each of Mr. Bok and Mr. Tang received director’s service fees in 2010 and 2011 paid in shares of our common stock valued at $4,615.44 and $3,935.94, respectively. In 2011, Mr. Bok’s reimbursed expenses were $77 and Mr. Tang’s reimbursed expenses were $7,215.

Summary Compensation Table(1)
Name and Principal Position	Director Fees	All other compensation(2)	Total
	($)	($)	($)
Francis Bok (President (principal executive officer) and Director)
2010	4,615.44	-	4,615.44
2011	3,935.94	-	3,935.94
Stephen Tang (Treasurer (principal financial officer) and Director
2010	4,615.44	538.44	5,153.88
2011	3,935.94	-	3,935.94

(1) Neither Mr. Bok nor Mr. Tang received salary, bonus, stock awards, option awards, non-equity incentive compensation earnings, or nonqualified deferred compensation earnings in 2010 or 2011.  Amounts received as “Directors' Fees” reflect the dollar value of common stock received in lieu of cash.

(2) Represents writer’s fees for www.drinkeat.com.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2011. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 144,542,831 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership	Percent of Class

Huang Run Peng 305 Car Po Comm. Building 18-20 Lyndhurst Terrace Central, Hong Kong	121,533,936(2)	84.1%
Wu Cai Xia 305 Car Po Comm. Building 18-20 Lyndhurst Terrace Central, Hong Kong	121,033,936(3)	83.7%
Promula Trading Ltd. 305 Car Po Comm. Building 18-20 Lyndhurst Terrace Central, Hong Kong	118,433,936	81.9%
Stephen Tang	237,180	0.16%
Francis Bok	237,180	0.16%
Directors and Officers as a group (two persons)	474,360	0.33%

(1) Except where otherwise noted, the address of each person is 602 Nan Fung Tower, 173 Des Voeux Road Central, Central District, Hong Kong.

(2) Includes 3,100,000 shares of common stock over which Mr. Huang has sole investment and voting control, and 118,433,936 shares of common stock held by Promula Trading Limited, which Mr. Huang may be deemed to own beneficially.

(3) Includes 2,600,000 shares of common stock over which Ms. Wu has sole investment and voting control, and 118,433,936 shares of common stock held by Promula Trading Limited, which Ms. Wu may be deemed to own beneficially.

Change of Control Arrangements

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $9,304 in 2011 and $15,641 in 2010. In 2010, Mr. Bok and Mr. Tang advanced amounts for legal and audit fees. In 2011, Mr. Bok advanced amounts for director fee; Mr. Tang advanced amounts for director and filing fees.

In 2010, we paid $192 and $770 to Beyond IVR Limited for technical support fees and for the provision of server hosting services, charged $1,309 to Mega Pacific Capital Inc. an affiliate of Mr. Tang, for online advertising fees and received $3,205 from Leadersoft Asia Ltd. for shares capital of 1,602,565 shares of common stock. In addition, we have an informal arrangement with Beyond IVR Limited for the provision of server hosting services pursuant to which we are invoiced $385 every six months. In 2011, we paid $577 to Beyond IVR Limited for the provision of server hosting services.

As of the date of this Annual Report, we have no standing committees and our entire board of directors serves as our audit and compensation committees. We have determined that none of our directors are independent based on an analysis of the standards for independence set forth in Section 121A of the American Stock Exchange Company Guide. If we undertake to qualify our common stock for quotation in the over-the-counter market, we may need to ensure we meet any eligibility requirements with respect to independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Dominic K.F. Chan & Co. acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended December 31, 2011, we paid our principal accountants $9,410 in connection with our annual audit for the year ended December 31, 2010 and the review of our Quarterly Reports on Form 10-Q.  The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 is $6,410.  The aggregate of such fees is $15,820.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2011.

Tax Fees

During fiscal 2011, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2011, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We do not have a formal audit committee.  Our Board of Directors pre-approved all of the foregoing services.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*

3.2	By-laws, as currently in effect*

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*

14.1	Code of Business Conduct and Ethics*

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-5379.

**
Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Stockholders’ Equity	F-5 - F-7

Statements of Cash Flows	F-8

Notes to Financial Statements	F-9 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DOMAIN EXTREMES INC

We have audited the accompanying balance sheets of Domain Extremes Inc (the “Company”), a development stage company, as of December 31, 2011 and 2010 and the related statements of operations, shareholders’ equity and other comprehensive income, and cash flows, for the period from January 23, 2006 (inception) to December 31, 2011, and two years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and their cash flows for the period from January 23, 2006 (inception) to December 31, 2011, and two years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
(Stated in US Dollars)

		At December 31,
	Notes	2011 $	2010 $

ASSETS
Current Asset :
Cash and cash equivalents		269	2,779
Prepaid expenses and other receivables	6	42,064	26,309

Total Current Asset		42,333	29,088

Non-Current Asset :
Plant and equipment		635	957

Total Non-Current Assets		635	957

TOTAL ASSETS		42,968	30,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	6,862	29,083
Advance from related company	8	2,618	-
Advance from related parties	9	9,304	15,641

Total Current Liabilities		18,784	44,724

TOTAL LIABILITIES		18,784	44,724

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock Par value: US$0.001 Authorized: 200,000,000 shares (2010 – 200,000,000 shares) Issued and outstanding: 2011 – 144,542,831 shares (2010 – 122,315,271 shares)	5	144,543	122,315
Additional paid-in-capital		67,907	45,679
Deficit accumulated during the development stage		(188,266)	(182,673)

TOTAL STOCKHOLDERS’ EQUITY/ (DEFICIT)		24,184	(14,679)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/ (DEFICIT)		42,968	30,045

See accompanying notes to financial statements

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(Stated in US Dollars)

		For the year ended December 31, 2011	For the year ended December 31, 2010	For the period January 23, 2006 (inception) through December 31, 2011

	Notes	$	$	$

Net sales		17,231	20,538	43,346
Cost of sales		-	-	-

Gross Profit		17,231	20,538	43,346
Impairment loss of long-term investment		-	-	(10,000)
Impairment loss of intangible assets		-	-	(3,910)
Other operating income	3	20,238	1,643	25,256
Administrative and other operating expenses, including share based compensation		(43,062)	(76,521)	(242,958)

Operating profit/ (loss) before income taxes		(5,593)	(54,340)	(188,266)
Income taxes	4	-	-	-

Net loss and comprehensive loss		(5,593)	(54,340)	(188,266)

Loss per share of common stock
- Basic and diluted		(0.00 cents)	(0.05 cents)

Weighted average shares of common stock
- Basic and diluted		130,320,366	112,745,976

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

See accompanying notes to financial statements

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY
(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total
		$	$	$	$

Balance forward	93,943,498	93,943	17,308	(128,333)	(17,082)

Common stock issued for cash on February 1, 2010	12,660,245	12,661	12,660	-	25,321

Common stock issued for cash on June 30, 2010	9,615,378	9,615	9,615	-	19,230

Compensatory portion of stock issuance on March 31, 2010	1,557,690	1,558	1,558	-	3,116

Compensatory portion of stock issuance on June 30, 2010	1,519,230	1,519	1,519	-	3,038

Compensatory portion of stock issuance on September 30, 2010	1,538,460	1,538	1,538	-	3,076

Compensatory portion of stock issuance on December 31, 2010	1,480,770	1,481	1,481	-	2,962

Net loss and comprehensive loss	-	-	-	(54,340)	(54,340)

Balance, December 31, 2010	122,315,271	122,315	45,679	(182,673)	(14,679)

Common stock issued for cash on August 18, 2011	17,307,690	17,308	17,308	-	34,616

Compensatory portion of stock issuance on August 18, 2011	4,326,930	4,327	4,327	-	8,654

Compensatory portion of stock issuance on December 29, 2011	592,940	593	593	-	1,186

Net loss and comprehensive loss	-	-		(5,593)	(5,593)

Balance, December 31, 2011	144,542,831	144,543	67,907	(188,266)	24,184

See accompanying notes to financial statements

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period January 23, 2006 (inception) through December 31, 2011
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(5,593)	(54,340)	(188,266)
Depreciation	322	323	968
Share based compensation	9,840	12,192	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	(15,755)	(19,899)	(42,064)
Amount due to related company	2,618	-	2,618
Amount due to related parties	(6,337)	2,821	9,304
Accrued expenses and other payables	(22,221)	13,548	6,862

Net cash used in operating activities	(37,126)	(45,355)	(139,148)

Cash flows from financing activity:
Issuance of share capital	34,616	44,551	141,020

Net cash provided by financing activity	34,616	44,551	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	-	-	(1,603)

Net cash used in investing activity	-	-	(1,603)

Net (decrease)/ increase in cash and cash equivalents	(2,510)	(804)	269
Cash and cash equivalents at beginning of the year	2,779	3,583	-

Cash and cash equivalents at end of the year	269	2,779	269

Supplementary disclosures of cash flow information:
Interest paid	-	-	-

Income taxes paid	-	-	-

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  Since January 23, 2006, the Company has generated revenue of $43,346 and has incurred an accumulated deficit of $188,266.

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

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

3.	Other income

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period January 23, 2006 (inception) through December 31, 2011
	$	$	$

Bank interest income	-	-	26
Gain on exchange	-	113	383
Sundry income	20,238	1,530	24,847

Total	20,238	1,643	25,256

4.           Income taxes

The Company is incorporated in the Untied States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the years ended December 31, 2011 and 2010.

The Company’s operations are carried out in Hong Kong, the PRC, and is subject to Hong Kong profit tax at 16.5% in 2011 (2010: 16.5%). No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

The cumulative net operating loss carry forward is approximately $188,266 and $182,673 as at December 31, 2011 and 2010 respectively, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Year ended December 31,
	2011	2010
	$	$

Deferred tax asset attributable to Net operating loss carryover	64,010	62,108

Valuation allowance	(64,010)	(62,108)

Net deferred tax assets	-	-

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

5.	Shareholders’ equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2011 and 2010 are 144,542,831 and 122,315,271 respectively.

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

Following is the summary of equity transactions during the year ended December 31, 2011.

On August 18, 2011, we issued 4,326,930 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$8,653.86 in lieu of cash compensation for director and secretary service from January 2011 to September 2011.

On August 18, 2011, we issued 17,307,690 shares of our common stock to Francis Bok, Stephen Tang and Tang Wai Leong for a consideration of US$34,615.38.

On December 29, 2011, we issued 592,940 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$1,185.88 in lieu of cash compensation for director and secretary service from October 1, 2011 to November 7, 2011.

6	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of December 31, 2011 and 2010 are summarized as follows:

	Year ended December 31,
	2011	2010
	$	$

Other receivables	-	1,309
Prepaid expenses	42,064	25,000

Total	42,064	26,309

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

7	Accrued expenses and other payables

Accrued expenses and other payables as of December 31, 2011 and 2010 are summarized as follows:

	Year ended December 31,
	2011	2010
	$	$

Accrued audit fee	6,410	6,410
Accrued salaries	-	11,538
Other payable	452	11,135

Total	6,862	29,083

8.	Advance from related company

The amount due to related company as of December 31, 2011 represents advanced payment due to Mega Pacific Capital Inc. The amount due to related company is interest free without maturity date and repayable upon demand.

9.	Advance from related parties

The amount due to related parties as of December 31, 2011 and 2010 represents advanced payment due to the Company’s directors.  The amount due to directors is interest free without maturity date and repayable upon demand.

10.	Related party transactions

	Year ended December 31,
	2011	2010
	$	$

Beyond IVR Limited	577	962
Mega Pacific Capital Inc.	-	1,309
Leadersoft Asia Limited	-	3,205
Stephen Tang	-	269

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

The following is a summary of related party transactions for the year ended December 31, 2011:

During the period ended December 31, 2011, Domain Extremes issued 3,935,940 shares of common stock valued at $7,871.88 to its directors in lieu of cash compensation.  The stocks were valued at US$7,871.88 for the period for which service were provided.

Francis Bok paid $17,307.69 to Domain Extremes for shares capital of 8,653,845 shares of common stock.

Stephen Tang paid $14,999.99 to Domain Extremes for shares capital of 7,499,995 shares of common stock.

Domain Extremes paid $576.92 to Beyond IVR Limited for computer server hosting service fee.

11.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the years ended December 31, 2011 and 2010.

DOMAIN EXTREMES INC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(Stated in US Dollars)

12.	Current vulnerability due to certain concentrations

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

13.	Subsequent Events

Effective on February 7, 2012, Mr. Huang Run Peng and Ms. Wu Cai Xia were each elected to the Board of Directors of Domain Extreme Inc. by the Board in order to fill vacancies existing on the Board. As directors, they will be paid a monthly director’s fee of US$1,000 each in cash.

Except for the above, there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2012.

DOMAIN EXTREMES INC.

By: /s/ Francis Bok
Francis Bok
President
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Francis Bok Francis Bok	President; Director (Principal Executive Officer)	March 30, 2012
/s/ Stephen Tang Stephen Tang	Treasurer; Director (Principal Financial and Accounting Officer)	March 30, 2012
/s/ Huang Run Peng Huang Run Peng	Director	March 30, 2012
/s/ Wu Cai Xia Wu Cai Xia	Director	March 30, 2012

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*

3.2	By-laws, as currently in effect*

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*

14.1	Code of Business Conduct and Ethics*

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-5379.

**
Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.