Form 10-Q
period 2012-03-31
Domain Extremes Inc.
filed 2012-05-15
CIK 1469038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2012

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2012:  144,542,831 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

i

Domain Extremes, Inc.
Unaudited Balance Sheets
As of March 31, 2012 (unaudited) and December 31, 2011 (audited)

	Notes	At March 31, 2012	At December 31, 2011
		(unaudited) $	(audited) $
ASSETS
Current Assets:
Cash and cash equivalents		3,179	269
Prepaid expenses and other receivables	6	51,324	42,064

Total Current Assets		54,503	42,333
Non-Current Assets :
Plant and equipment		635	635

Total Non-Current Assets		635	635

TOTAL ASSETS		55,138	42,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	13,090	6,862
Advance from related company	8	-	2,618
Advance from related parties	9	43,877	9,304

Total Current Liabilities		56,967	18,784

TOTAL LIABILITIES		56,967	18,784

STOCKHOLDERS’ EQUITY/ (DEFICIT)

Common stock Par value: US$0.001 Authorized: 2012 – 200,000,000 shares (2011 – 200,000,000 shares) Issued and outstanding: 2012 –144,542,831 shares (2011 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in capital		67,907	67,907
Deficit accumulated during the development stage		(214,279)	(188,266)

TOTAL STOCKHOLDERS’ (DEFICIT)/ EQUITY		(1,829)	24,184

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/ EQUITY		55,138	42,968

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Unaudited Statements of Operations
For the Three Months Ended March 31, 2012 and 2011

		For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2012
	Notes	2012 $	2011 $	$

Net sales		4,135	4,308	47,481
Cost of sales		-	-	-

Gross Profit		4,135	4,308	47,481
Impairment loss of long-term investment		-	-	(10,000)
Impairment loss of intangible assets		-	-	(3,910)
Other operating income	3	-	-	25,256
Administrative and other operating expenses, including share based compensation		(30,148)	(6,635)	(273,106)

Operating loss before income taxes		(26,013)	(2,327)	(214,279)
Income taxes	4	-	-	-

Net loss and comprehensive loss		(26,013)	(2,327)	(214,279)

Loss per share of common stock - Basic and diluted		(0.00)	(0.00)

Weighted average shares of common stock - Basic and diluted		144,542,831	122,315,271

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Unaudited Statement of Cash Flows
For the Three Months Ended March 31, 2012 and 2011

	For the Three months ended March 31, 2012	For the Three months ended March 31, 2011	For the period January 23, 2006 (inception) through March 31, 2012
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(26,013)	(2,327)	(214,279)
Depreciation	-	-	968
Share based compensation	-	-	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	(9,260)	(4,166)	(51,324)
Amount due to related company	(2,618)	-	-
Amount due to related parties	34,573	9,251	43,877
Accrued expenses and other payables	6,228	(4,830)	13,090

Net cash used in operating activities	2,910	(2,072)	(136,238)

Cash flows from financing activities:
Issuance of share capital	-	-	141,020

Net cash provided by financing activities	-	-	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	-	-	(1,603)

Net cash used in investing activity	-	-	(1,603)

Net increase / (decrease) in cash and cash equivalents	2,910	(2,072)	3,179
Cash and cash equivalents at beginning of the period	269	2,779	-

Cash and cash equivalents at end of the period	3,179	707	3,179

Supplementary disclosures of cash flow information:
Interest paid	-	-	-

Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Unaudited Statement of Stockholders’ Equity and Comprehensive Income
For the period ended March 31, 2012

	Common Stock		Additional Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, January 23, 2006 (Inception)	-	-	-	-	-

Common stock issued for cash on March 29, 2006	3,000,000	3,000	-	-	3,000

Common stock issued for cash on June 30, 2006	13,910,256	13,910	-	-	13,910

Compensatory portion of stock issuance on June 30, 2006	3,846,155	3,846	-	-	3,846

Compensatory portion of stock issuance on September 30, 2006	371,790	372	-	-	372

Compensatory portion of stock issuance on December 31, 2006	4,115,379	4,115	-	-	4,115

Net loss and comprehensive loss	-	-	-	(24,845)	(24,845)

Balance, December 31, 2006	25,243,580	25,243	-	(24,845)	398

Compensatory portion of stock issuance on March 31, 2007	25,640	26	-	-	26

Compensatory portion of stock issuance on June 30, 2007	3,987,200	3,987	-	-	3,987

Compensatory portion of stock issuance on September 30, 2007	25,640	26	-	-	26

Compensatory portion of stock issuance on December 31, 2007	3,846,180	3,846	-	-	3,846

Net loss and comprehensive loss	-	-	-	(12,549)	(12,549)

Balance, December 31, 2007	33,128,240	33,128	-	(37,394)	(4,266)

Compensatory portion of stock issuance on June 30, 2008	3,897,460	3,898	-	-	3,898

Compensatory portion of stock issuance on September 30, 2008	2,076,930	2,077	-	-	2,077

Compensatory portion of stock issuance on December 31, 2008	2,051,290	2,051	-	-	2,051

Net loss and comprehensive loss	-	-	-	(33,429)	(33,429)

Balance, December 31, 2008 and Balance forward	41,153,920	41,154	-	(70,823)	(29,669)

Domain Extremes, Inc.
Unaudited Statement of Stockholders’ Equity and Comprehensive Income
For the period ended March 31, 2012

(continued)

	Common Stock		Additional Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	41,153,920	41,154	-	(70,823)	(29,669)

Common stock issued for cash on March 27, 2009	28,520,301	28,520	1,283	-	29,803

Common stock issued for cash on May 15, 2009	9,615,382	9,615	9,615	-	19,230

Common stock issued for cash on May 18, 2009	6,410,255	6,410	6,410	-	12,820

Compensatory portion of stock issuance on March 31, 2009	1,961,550	1,962	-	-	1,962

Compensatory portion of stock issuance on June 30, 2009	2,000,010	2,000	-	-	2,000

Compensatory portion of stock issuance on September 30, 2009	2,179,500	2,180	-	-	2,180

Compensatory portion of stock issuance on December 31, 2009	2,102,580	2,102	-	-	2,102

Net loss and comprehensive loss	-	-	-	(57,510)	(57,510)

Balance, December 31, 2009	93,943,498	93,943	17,308	(128,333)	(17,082)

Common stock issued for cash on February 1, 2010	12,660,245	12,661	12,660	-	25,321

Common stock issued for cash on June 30, 2010	9,615,378	9,615	9,615	-	19,230

Compensatory portion of stock issuance on March 31, 2010	1,557,690	1,558	1,558	-	3,116

Compensatory portion of stock issuance on June 30, 2010	1,519,230	1,519	1,519	-	3,038

Compensatory portion of stock issuance on September 30, 2010	1,538,460	1,538	1,538	-	3,076

Compensatory portion of stock issuance on December 31, 2010	1,480,770	1,481	1,481	-	2,962

Net loss and comprehensive loss	-	-	-	(54,340)	(54,340)

Balance, December 31, 2010 and Balance forward	122,315,271	122,315	45,679	(182,673)	(14,679)

Domain Extremes, Inc.
Unaudited Statement of Stockholders’ Equity and Comprehensive Income
For the period ended March 31, 2012

(continued)

	Common Stock		Additional Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	122,315,271	122,315	45,679	(182,673)	(14,679)

Common stock issued for cash on August 18, 2011	17,307,690	17,308	17,308	-	34,616

Compensatory portion of stock issuance on August 18, 2011	4,326,930	4,327	4,327	-	8,654

Compensatory portion of stock issuance on December 29, 2011	592,940	593	593	-	1,186

Net loss and comprehensive loss	-	-	-	(5,593)	(5,593)

Balance, December 31,2011	144,542,831	144,543	67,907	(188,266)	24,184

Net loss and comprehensive loss	-	-	-	(26,013)	(26,013)

Balance, March 31, 2012	144,542,831	144,543	67,907	(214,279)	(1,829)

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and nature of operations

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  Since January 23, 2006, the Company has generated revenue of $47,481 and has incurred an accumulated deficit of $214,279.

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

3.           Other income

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2012
	2012 $	2011 $	$

Bank interest income	-	-	26
Gain on exchange	-	-	383
Sundry income	-	-	24,847

Total	-	-	25,256

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4.           Income tax

The Company is incorporated in the Untied States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended March 31, 2012 and 2011.

The Company’s operations are carried out in Hong Kong, the PRC, and is subject to Hong Kong profit tax at 16.5% in 2012 (2011: 16.5%). No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

The cumulative net operating loss carry forward is approximately $214,279 and $188,266 as at March 31, 2012 and December 31, 2011 respectively, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2012
	2012 $	2011 $	$

Deferred tax asset attributable to Net operating loss carryover	8,844	791	72,855

Valuation allowance	(8,844)	(791)	(72,855)

Net deferred tax assets	-	-	-

5.           Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2012 and December 31, 2011 are 144,542,831 and 144,542,831 respectively.

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

Following is the summary of equity transactions during the period from January 1, 2012 to March 31, 2012

There were no equity transactions during the period from January 1, 2012 to the period ended March 31, 2012.

6.           Prepaid expenses and other receivables

Other receivables and prepaid expenses as of March 31, 2012 and December 31, 2011 are summarized as follows:

	At March 31,	At December 31,
	2012	2011
	(unaudited) $	(audited) $

Other receivables	5,029	-
Prepaid expenses	46,295	42,064

Total	51,324	42,064

7.           Accrued expenses and other payables

Accrued expenses and other payables as of March 31, 2012 and December 31, 2011 are summarized as follows:

	At March 31,	At December 31,
	2012	2011
	(unaudited) $	(audited) $

Accrued audit fee	1,000	6,410
Other payable	12,090	452

Total	13,090	6,862

DOMAIN EXTREMES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8.           Advance from related company

The amount due to related company as of December 31, 2011 represents advanced payment due to Mega Pacific Capital Inc. The amount due to related company is interest free without maturity date and repayable upon demand.

9.           Advance from related parties

The amount due to related parties as of March 31, 2012 and December 31, 2011 represents advanced payment due to the Company’s directors.  The amount due to directors is interest free without maturity date and repayable upon demand.

10.           Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended March 31, 2012 and December 31, 2011.

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

12.           Subsequent Events

We have evaluated significant events and transactions that occurred from April 1, 2012 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended March 31, 2012.

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

We have launched Junk Calls, an iPhone App for downloading by iPhone users in Hong Kong, to screen incoming phone calls which are considered junk calls.  We plan to launch in the second quarter of 2012, another iPhone application, BabyWorld, which is a photo uploading and display application for members.  Members can also upload photos through our website www.baby.pix100.com.

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

We launched our second website, www.sowhat.asia, in beta version, in the 4th quarter of 2009. The website is still in testing stage as of the date of this quarterly report. This site provides a portal for members to post photos and videos focusing on areas in Hong Kong which they believe need improvement, including traffic, hygienic conditions, environmental issues and current affairs and others. The purpose of these postings is to attract the attention of government departments and concerned organizations with the ultimate objective that these issues will be rectified. Initial content has been provided by individuals known to the Company's management without compensation. Currently, there is no similar website in Hong Kong.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Balance Sheet

Our total assets at March 31, 2012 were $55,138 compared to $42,968 at December 31, 2011. Our total liabilities were $56,967 at March 31, 2012 compared to $18,784 at December 31, 2011, principally due to the increase of $6,228 in accrued expenses and increase of $34,573 in advance from related parties. As a result, net assets for the period under review have decreased from $24,184 at December 31, 2011 to ($1,829) at March 31, 2012.

Net Sales

We generated revenues of $4,135 for the period ended March 31, 2012, compared to $4,308 for the period ended March 31, 2011. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $26,013 for the three months ended March 31, 2012 and $2,327 for the three months ended March 31, 2011, principally due to a substantial increase in our administrative expenses as we have increased our development activities.

We incurred general, administrative and operating expenses of $30,148 for the three months ended March 31, 2012 and $6,635 for the three months ended March 31, 2011. Of these amounts, $14,100 and $2,308 related to the value of cash compensation to our directors for the three months ended March 31, 2012 and share-based compensation to our directors for the three months ended Mar 31, 2011, in lieu of cash compensation for services rendered.  In addition, a substantial portion of our expenses for the three months ended March 31, 2012 related to legal fees, and for the three months ended March 31, 2011 related to audit fees and professional fees

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2012 and 2011.  However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $3,179, compared to $269 at December 31, 2011, an increase of $2,910. The increase is principally due to the decrease in cash used in operation.

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

We expect our cash flow needs over the next 12 months through April 2013 to be approximately $143,000.  However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $11,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2012, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective May 1, 2012, the Board of Directors (the “Board”) of Domain Extremes Inc. (the “Company”) increased the size of the Board from four to five directors and elected Ms. Ou Man Ni to the Board to fill the newly created vacancy on the Board.

Ms. Ou, age 26, is currently a director of Guangzhou Xinting Consultant Co., Ltd. which she joined in 2008. Guangzhou Xinting Consultant Co. Limited is based in Guangzhou, the capital of Guangdong Province, China. Guangzhou Xinting Consultant Co. Limited is engaged in investment and management consultancy service targeting small to medium size companies in Guangdong Province. Ms. Ou specializes in investment and public listing services. She is a graduate of Sun Yet-Sen University, Guangzhou, China where she finished her Bachelor’s degree in Chemical Biology in 2008.

As a director, Ms. Ou will be paid a monthly director’s fee of $1,000 in cash.

Ms. Ou was not selected as a director pursuant to any arrangements or understandings with the Company or with any other person, and there are no related party transactions between Ms. Ou and the Company that would require disclosure under Item 404(a) of Regulation S-K.

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

DOMAIN EXTREMES, INC.

Dated: May 15, 2012	By:	/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: May 15, 2012	By:	/s/ Stephen Tang
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