Form 10-Q
period 2012-06-30
Domain Extremes Inc.
filed 2012-08-10
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2012

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2012: 144,542,831 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Domain Extremes, Inc.

Unaudited Balance Sheets

As of June 30, 2012 (unaudited) and December 31, 2011 (audited)

		At June 30,	At December 31,
	Notes	2012	2011
		(unaudited)	(audited)
		$	$

ASSETS
Current Assets :
Cash and cash equivalents		426	269
Prepaid expenses and other receivables	6	60,762	42,064

Total Current Assets		61,188	42,333
Non-Current Assets :
Plant and equipment		635	635

Total Non-Current Assets		635	635

TOTAL ASSETS		61,823	42,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	6,635	6,862
Advance from related company	8	-	2,618
Advance from related parties	9	82,567	9,304

Total Current Liabilities		89,202	18,784

TOTAL LIABILITIES		89,202	18,784

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock
Par value: US$0.001
Authorized: 2012 – 200,000,000 shares (2011 – 200,000,000 shares)
Issued and outstanding: 2012 –144,542,831 shares (2011 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in capital		67,907	67,907
Deficit accumulated during the development stage		(239,829)	(188,266)

TOTAL STOCKHOLDERS’ (DEFICIT)/ EQUITY		(27,379)	24,184

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/ EQUITY		61,823	42,968

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Operations

For the Three Months and Six Months Ended June 30, 2012 and 2011

		For the Three months ended June 30,		For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30, 2012
		2012	2011	2012	2011
	Notes	$	$	$	$	$

Net sales		4,135	4,307	8,269	8,615	51,615
Cost of sales		-	-	-	-	-

Gross Profit		4,135	4,307	8,269	8,615	51,615
Other operating income	3	-	-	-	-	25,256
Impairment loss of long-term investment		-	-	-	-	(10,000)
Impairment loss of intangible assets		-	-	-	-	(3,910)
Administrative and other operating expenses, including share based compensation		(29,684)	(7,780)	(59,832)	(14,415)	(302,790)

Operating loss before income taxes		(25,549)	(3,473)	(51,563)	(5,800)	(239,829)
Income taxes	4	-	-	-	-	-
						(239,829)
Net loss and comprehensive loss		(25,549)	(3,473)	(51,563)	(5,800)

Loss per share of common stock
- Basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock
- Basic and diluted		144,542,831	122,315,271	144,542,831	122,315,271

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statement of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	For the Six months ended June 30, 2012	For the Six months ended June 30, 2011	For the period January 23, 2006 (inception) through June 30, 2012
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(51,563)	(5,800)	(239,829)
Depreciation	-	-	968
Share based compensation	-	-	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	(18,698)	(8,461)	(60,762)
Amount due to related company	(2,618)	-	-
Amount due to related parties	73,263	16,234	82,567
Accrued expenses and other payables	(227)	(4,348)	6,635

Net cash provided by/(used in) operating activities	157	(2,375)	(138,991)

Cash flows from financing activities:
Issuance of share capital	-	-	141,020

Net cash provided by financing activities	-	-	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	-	-	(1,603)

Net cash used in investing activity	-	-	(1,603)

Net increase/ (decrease) in cash and cash equivalents	157	(2,375)	426
Cash and cash equivalents at beginning of the period	269	2,779	-

Cash and cash equivalents at end of the period	426	404	426

Supplementary disclosures of cash flow information:
Interest paid	-	-	-

Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statement of Stockholders’ Equity and Comprehensive Income

For the period ended June 30, 2012

	Common Stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, January 23, 2006 (Inception)	–	–	–	–	–

Common stock issued for cash on March 29, 2006	3,000,000	3,000	–	–	3,000

Common stock issued for cash on June 30, 2006	13,910,256	13,910	–	–	13,910

Compensatory portion of stock issuance on June 30, 2006	3,846,155	3,846	–	–	3,846

Compensatory portion of stock issuance on September 30, 2006	371,790	372	–	–	372

Compensatory portion of stock issuance on December 31, 2006	4,115,379	4,115	–	–	4,115

Net loss and comprehensive loss	–	–	–	(24,845)	(24,845)

Balance, December 31, 2006	25,243,580	25,243	–	(24,845)	398

Compensatory portion of stock issuance on March 31, 2007	25,640	26	–	–	26

Compensatory portion of stock issuance on June 30, 2007	3,987,200	3,987	–	–	3,987

Compensatory portion of stock issuance on September 30, 2007	25,640	26	–	–	26

Compensatory portion of stock issuance on December 31, 2007	3,846,180	3,846	–	–	3,846

Net loss and comprehensive loss	–	–	–	(12,549)	(12,549)

Balance, December 31, 2007	33,128,240	33,128	–	(37,394)	(4,266)

Compensatory portion of stock issuance on June 30, 2008	3,897,460	3,898	–	–	3,898

Compensatory portion of stock issuance on September 30, 2008	2,076,930	2,077	–	–	2,077

Compensatory portion of stock issuance on December 31, 2008	2,051,290	2,051	–	–	2,051

Net loss and comprehensive loss	–	–	–	(33,429)	(33,429)

Balance, December 31, 2008 and Balance forward	41,153,920	41,154	–	(70,823)	(29,669)

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statement of Stockholders’ Equity and Comprehensive Income

For the period ended June 30, 2012

(continued)

	Common Stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	41,153,920	41,154	–	(70,823)	(29,669)

Common stock issued for cash on March 27, 2009	28,520,301	28,520	1,283	–	29,803

Common stock issued for cash on May 15, 2009	9,615,382	9,615	9,615	–	19,230

Common stock issued for cash on May 18, 2009	6,410,255	6,410	6,410	–	12,820

Compensatory portion of stock issuance on March 31, 2009	1,961,550	1,962	–	–	1,962

Compensatory portion of stock issuance on June 30, 2009	2,000,010	2,000	–	–	2,000

Compensatory portion of stock issuance on September 30, 2009	2,179,500	2,180	–	–	2,180

Compensatory portion of stock issuance on December 31, 2009	2,102,580	2,102	–	–	2,102

Net loss and comprehensive loss	–	–	–	(57,510)	(57,510)

Balance, December 31, 2009	93,943,498	93,943	17,308	(128,333)	(17,082)

Common stock issued for cash on February 1, 2010	12,660,245	12,661	12,660	–	25,321

Common stock issued for cash on June 30, 2010	9,615,378	9,615	9,615	–	19,230

Compensatory portion of stock issuance on March 31, 2010	1,557,690	1,558	1,558	–	3,116

Compensatory portion of stock issuance on June 30, 2010	1,519,230	1,519	1,519	–	3,038

Compensatory portion of stock issuance on September 30, 2010	1,538,460	1,538	1,538	–	3,076

Compensatory portion of stock issuance on December 31, 2010	1,480,770	1,481	1,481	–	2,962

Net loss and comprehensive loss	–	–	–	(54,340)	(54,340)

Balance, December 31, 2010 and Balance forward	122,315,271	122,315	45,679	(182,673)	(14,679)

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statement of Stockholders’ Equity and Comprehensive Income

For the period ended June 30, 2012

(continued)

	Common Stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	122,315,271	122,315	45,679	(182,673)	(14,679)

Common stock issued for cash on August 18, 2011	17,307,690	17,308	17,308	–	34,616

Compensatory portion of stock issuance on August 18, 2011	4,326,930	4,327	4,327	–	8,654

Compensatory portion of stock issuance on December 29, 2011	592,940	593	593	–	1,186

Net loss and comprehensive loss	–	–	–	(5,593)	(5,593)

Balance, December 31,2011	144,542,831	144,543	67,907	(188,266)	24,184

Net loss and comprehensive loss	–	–	–	(51,563)	(51,563)

Balance, June 30, 2012	144,542,831	144,543	67,907	(239,829)	(27,379)

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $51,615 and has incurred an accumulated deficit of $239,829.

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

11

.

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

The guidance in this ASU is effective for the first interim and annual period beginning after December 15, 2011, and should be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”. This ASU defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration. The requirements to present other comprehensive income in a single continuous statement or two consecutive statements and other requirements of ASU 2011-05, as amended by ASU 2011-12, are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments are effective for annual reporting periods beginning on or after January 1, 2013. An entity would be required to provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU will not impact our results of operations.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3.	Other income

	For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30, 2012
	2012	2011
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	–	24,847
Total	–	–	25,256

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended June 30, 2012 and 2011.

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

The cumulative net operating loss carry forward is approximately $239,829 and $188,266 as at June 30, 2012 and December 31, 2011 respectively, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30, 2012
	2012	2011
	$	$	$
Deferred tax asset attributable to Net operating loss carryover	17,531	1,972	81,541
Valuation allowance	(17,531)	(1,972)	(81,541)
Net deferred tax assets	–	–	–

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of June 30, 2012 and December 31, 2011 are 144,542,831 and 144,542,831 respectively.

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

Following is the summary of equity transactions during the period from January 1, 2012 to June 30, 2012.

There is no equity transactions during the period from January 1, 2012 to June 30, 2012.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of June 30, 2012 and December 31, 2011 are summarized as follows:

	At June 30,	At December 31,
	2012	2011
	(unaudited) $	(audited) $

Other receivables	10,429	-
Prepaid expenses	50,333	42,064

Total	60,762	42,064

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.	Accrued expenses and other payables

Accrued expenses and other payables as of June 30, 2012 and December 31, 2011 are summarized as follows:

	At June 30,	At December 31,
	2012	2011
	(unaudited)	(audited)
	$	$
Accrued audit fee	1,000	6,410
Other payable	5,635	452
Total	6,635	6,862

8.	Advance from related company

The amount due to related company as of December 31, 2011 represents advanced payment due to Mega Pacific Capital Inc. The amount due to related company is interest free without maturity date and repayable upon demand.

9.	Advance from related parties

The amount due to related parties as of June 30, 2012 and December 31, 2011 represents advanced payment due to the Company’s directors. The amounts due to directors are interest free without maturity date and repayable upon demand.

10.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended June 30, 2012 and December 31, 2011.

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

We have evaluated significant events and transactions that occurred from July 1, 2012 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended June 30, 2012.

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

We have launched Junk Calls, an iPhone App for downloading by iPhone users in Hong Kong, to screen incoming phone calls which are considered junk calls. We plan to launch in the first quarter of 2013, another iPhone application, BabyWorld, which is a photo uploading and display application for members. Members can also upload photos through our website www.baby.pix100.com.

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

The guidance in this ASU is effective for the first interim and annual period beginning after December 15, 2011, and should be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”. This ASU defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. The deferral is temporary until the Board reconsiders the operational concerns and needs of financial statement users. The Board has not yet established a timetable for its reconsideration. The requirements to present other comprehensive income in a single continuous statement or two consecutive statements and other requirements of ASU 2011-05, as amended by ASU 2011-12, are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments are effective for annual reporting periods beginning on or after January 1, 2013. An entity would be required to provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU will not impact our results of operations.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Balance Sheet

Our total assets at June 30, 2012 were $61,823 compared to $42,968 at December 31, 2011. Our total liabilities were $89,202 at June 30, 2012 compared to $18,784 at December 31, 2011, principally due to the decrease of $227 in accrued expenses and increase of $73,263 in advance from related parties. As a result, net assets for the period under review have decreased from $24,184 at December 31, 2011 to ($27,379) at June 30, 2012.

Net Sales

We generated revenues of $4,135 and $8,269 for the three and six months, respectively, ended June 30, 2012, compared to $4,307 and $8,615 for the three and six months, respectively, ended June 30, 2011. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $25,549 and $51,563 for the three and six months, respectively, ended June 30, 2012 and $3,473 and $5,800 for the three and six months, respectively, ended June 30, 2011, principally due to a substantial increase in our administrative expenses as we have increased our development activities.

We incurred general, administrative and operating expenses of $29,684 and $59,832 for the three and six months, respectively, ended June 30, 2012 and $7,780 and $14,415 for the three and six months, respectively, ended June 30, 2011. Of these amounts, $18,500 and $32,600 related to the value of cash compensation to our directors for the three and six months, respectively ended June 30, 2012 and $2,308 and $4,615 related to the value of share-based compensation to our directors for the three and six months, respectively, ended June 30, 2011 in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses for the three and six months ended June 30, 2012 related to legal fees, and for the three and six months ended June 30, 2011 related to audit fees and professional fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and six months ended June 30, 2012 and 2011. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of $426, compared to $269 at December 31, 2011, an increase of $157. The increase is principally due to the decrease in cash used in operation.

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

We expect our cash flow needs over the next 12 months through July 2013 to be approximately $143,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $11,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

As of June 30, 2012, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2012, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

On June 30, 2012, Ou Man Ni notified the Company that she was resigning as a director of the Board of Domain Extremes Inc effective on the same date.  Ms. Ou indicated no disputes regarding the Registrant’s operations, policies or practices.

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

DOMAIN EXTREMES, INC.

Dated: August 10, 2012		/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: August 10, 2012	By:	/s/ Stephen Tang
Stephen Tang
Treasurer and Director
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema
101.CAL	XBRL Calculation Linkbase
101.DEF	XBRL Definition Linkbase
101.LAB	XBRL Label Linkbase
101.PRE	XBRL Presentation Linkbase

