Form 10-K/A
period 2011-12-31
Domain Extremes Inc.
filed 2012-09-11
CIK 1469038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Form 10-K for year ended December 31, 2011, is being filed solely to correct the Report of Independent Registered Public Accounting Firm by adding the conformed signature and date of report. There are no other changes to this Report since the Registrant filed the original Form 10-K on March 30, 2012.

2

PART II

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

3

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

Hong Kong, March 28, 2012

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of September, 2012.

DOMAIN EXTREMES INC.

By: /s/ Francis Bok
Francis Bok
President
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Francis Bok Francis Bok	President; Director (Principal Executive Officer)	September 11, 2012
/s/ Stephen Tang Stephen Tang	Treasurer; Director (Principal Financial and Accounting Officer)	September 11, 2012
/s/ Huang Run Peng Huang Run Peng	Director	September 11, 2012
/s/ Wu Cai Xia Wu Cai Xia	Director	September 11, 2012