Form 10-Q
period 2012-09-30
Domain Extremes Inc.
filed 2012-11-13
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2012

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2012: 144,542,831 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Domain Extremes, Inc.

Unaudited Balance Sheets

As of September 30, 2012 (unaudited) and December 31, 2011 (audited)

		At September 30,	At December 31,
	Notes	2012	2011
		(unaudited)	(audited)
		$	$

ASSETS
Current Assets :
Cash and cash equivalents		4,304	269
Prepaid expenses and other receivables	6	64,929	42,064

Total Current Assets		69,233	42,333
Non-Current Assets :
Plant and equipment		635	635

Total Non-Current Assets		635	635

TOTAL ASSETS		69,868	42,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	7,942	6,862
Advance from related company	8	–	2,618
Advance from related parties	9	108,567	9,304

Total Current Liabilities		116,509	18,784

TOTAL LIABILITIES		116,509	18,784

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock
Par value: US$0.001
Authorized: 2012 – 200,000,000 shares (2011 – 200,000,000 shares)
Issued and outstanding: 2012 –144,542,831 shares (2011 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in capital		67,907	67,907
Deficit accumulated during the development stage		(259,091)	(188,266)

TOTAL STOCKHOLDERS’ (DEFICIT)/ EQUITY		(46,641)	24,184

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/ EQUITY		69,868	42,968

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Operations

For the Three Months and Nine Months Ended September 30, 2012 and 2011

		For the Three months ended September 30,		For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2012
		2012	2011	2012	2011
	Notes	$	$	$	$	$

Net sales		4,077	4,308	12,346	12,923	55,692
Cost of sales		-	-	-	-	-

Gross Profit		4,077	4,308	12,346	12,923	55,692
Other operating income	3	-	20,238	-	20,238	25,256
Impairment loss of long-term investment		-	-	-	-	(10,000)
Impairment loss of intangible assets		-	-	-	-	(3,910)
Administrative and other operating expenses, including share based compensation		(23,339)	(9,888)	(83,171)	(24,303)	(326,129)

Operating loss before income taxes		(19,262)	14,658	(70,825)	8,858	(259,091)
Income taxes	4	-	-	-	-	-
Net loss and comprehensive loss		(19,262)	14,658	(70,825)	8,858	(259,091)

Loss per share of common stock - Basic and diluted		(0.00)	0.00	(0.00)	0.00
Weighted average shares of common stock - Basic and diluted		144,542,831	132,897,422	144,542,831	125,881,417

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statement of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	For the Nine months ended September 30, 2012	For the Nine months ended September 30, 2011	For the period January 23, 2006 (inception) through September 30, 2012
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(70,825)	8,858	(259,091)
Depreciation	–	–	968
Share based compensation	–	8,654	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	(22,865)	(12,756)	(64,929)
Amount due to related company	(2,618)	–	–
Amount due to related parties	99,263	(15,641)	108,567
Accrued expenses and other payables	1,080	(23,659)	7,942

Net cash provided by/(used in) operating activities	4,035	(34,544)	(135,113)

Cash flows from financing activities:
Issuance of share capital	–	34,615	141,020

Net cash provided by financing activity	–	34,615	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase in cash and cash equivalents	4,035	71	4,304
Cash and cash equivalents at beginning of the period	269	2,779	–

Cash and cash equivalents at end of the period	4,304	2,850	4,304

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statement of Stockholders’ Equity and Comprehensive Income

For the period ended September 30, 2012

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
	$	$	$	$	$
Balance, January 23, 2006 (Inception)	–	–	–	–	–

Common stock issued for cash on March 29, 2006	3,000,000	3,000	–	–	3,000

Common stock issued for cash on June 30, 2006	13,910,256	13,910	–	–	13,910

Compensatory portion of stock issuance on June 30, 2006	3,846,155	3,846	–	–	3,846

Compensatory portion of stock issuance on September 30, 2006	371,790	372	–	–	372

Compensatory portion of stock issuance on December 31, 2006	4,115,379	4,115	–	–	4,115

Net loss and comprehensive loss	–	–	–	(24,845)	(24,845)

Balance, December 31, 2006	25,243,580	25,243	–	(24,845)	398

Compensatory portion of stock issuance on March 31, 2007	25,640	26	–	–	26

Compensatory portion of stock issuance on June 30, 2007	3,987,200	3,987	–	–	3,987

Compensatory portion of stock issuance on September 30, 2007	25,640	26	–	–	26

Compensatory portion of stock issuance on December 31, 2007	3,846,180	3,846	–	–	3,846

Net loss and comprehensive loss	–	–	–	(12,549)	(12,549)

Balance, December 31, 2007	33,128,240	33,128	–	(37,394)	(4,266)

Compensatory portion of stock issuance on June 30, 2008	3,897,460	3,898	–	–	3,898

Compensatory portion of stock issuance on September 30, 2008	2,076,930	2,077	–	–	2,077

Compensatory portion of stock issuance on December 31, 2008	2,051,290	2,051	–	–	2,051

Net loss and comprehensive loss	–	–	–	(33,429)	(33,429)

Balance, December 31, 2008 and Balance forward	41,153,920	41,154	–	(70,823)	(29,669)

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statement of Stockholders’ Equity and Comprehensive Income

For the period ended September 30, 2012

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

Domain Extremes, Inc.

Unaudited Statement of Stockholders’ Equity and Comprehensive Income

For the period ended September 30, 2012

(continued)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	122,315,271	122,315	45,679	(182,673)	(14,679)

Common stock issued for cash on August 18, 2011	17,307,690	17,308	17,308	–	34,616

Compensatory portion of stock issuance on August 18, 2011	4,326,930	4,327	4,327	–	8,654

Compensatory portion of stock issuance on December 29, 2011	592,940	593	593	–	1,186

Net loss and comprehensive loss	–	–	–	(5,593)	(5,593)

Balance, December 31,2011	144,542,831	144,543	67,907	(188,266)	24,184

Net loss and comprehensive loss	–	–	–	(70,825)	(70,825)

Balance, September 30, 2012	144,542,831	144,543	67,907	(259,091)	(46,641)

The accompanying notes are an integral part of these financial statements.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and nature of operations

Domain Extremes Inc. (“the Company”), a development stage company, was organized under the laws of the State of Nevada on January 23, 2006. The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. The fiscal year end is December 31.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $55,692 and has incurred an accumulated deficit of $259,091.

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

Basis of presentation and interim reporting

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2011 annual financial statements, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2011 annual financial statements. The results of operations for the period are not necessarily indicative of the results expected for a full year or for any future periods.

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

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3.	Other income

	For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2012
	2012	2011
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	20,238	24,847
Total	–	20,238	25,256

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended September 30, 2012 and 2011.

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

The cumulative net operating loss carry forward is approximately $259,091 and $188,266 as at September 30, 2012 and December 31, 2011 respectively, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2012
	2012	2011
	$	$	$
Deferred tax asset attributable to Net operating loss carryover	24,080	–	88,090
Valuation allowance	(24,080)	–	(88,090)
Net deferred tax assets	–	–	–

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2012 and December 31, 2011 are 144,542,831 and 144,542,831 respectively.

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

Following is the summary of equity transactions during the period from January 1, 2012 to September 30, 2012.

There is no equity transaction during the period from January 1, 2012 to September 30, 2012.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of September 30, 2012 and December 31, 2011 are summarized as follows:

	At September 30,	At December 31,
	2012	2011
	$	$

Other receivables	10,429	–
Prepaid expenses	54,500	42,064

Total	64,929	42,064

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.	Accrued expenses and other payables

Accrued expenses and other payables as of September 30, 2012 and December 31, 2011 are summarized as follows:

	At September 30,	At December 31,
	2012	2011
	$	$

Accrued audit fee	2,000	6,410
Other payable	5,942	452

Total	7,942	6,862

8.	Advance from related company

The amount due to related company as of December 31, 2011 represents advanced payment due to Mega Pacific Capital Inc. The amount due to related company is interest free without maturity date and repayable upon demand.

9.	Advance from related parties

The amount due to related parties as of September 30, 2012 and December 31, 2011 represents advanced payment due to the Company’s directors. The amounts due to directors are interest free without maturity date and repayable upon demand.

10.	Related party transactions

	For the nine months ended September 30,
	2012	2011
	$	$

Beyond IVR Limited	–	577

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

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

11.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended September 30, 2012 and December 31, 2011.

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

We have evaluated significant events and transactions that occurred from October 1, 2012 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended September 30, 2012.

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

Basic of Presentation and interim reporting

The accompanying financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

Although these interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2011 annual financial statements, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, it is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2011 annual financial statements. The results of operations for the period are not necessarily indicative of the results expected for a full year or for any future periods.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Balance Sheet

Our total assets at September 30, 2012 were $69,868 compared to $42,968 at December 31, 2011. Our total liabilities were $116,509 at September 30, 2012 compared to $18,784 at December 31, 2011, principally due to the increase of $1,080 in accrued expenses and increase of $99,263 in advance from related parties. As a result, net assets for the period under review have decreased from $24,184 at December 31, 2011 to ($46,641) at September 30, 2012.

Net Sales

We generated revenues of $4,077 and $12,346 for the three and nine months, respectively, ended September 30, 2012, compared to $4,308 and $12,923 for the three and nine months, respectively, ended September 30, 2011. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $19,262 and $70,825 for the three and nine months, respectively, ended September 30, 2012 and a net profit of $14,658 and $8,858 for the three and nine months, respectively, ended September 30, 2011, principally due to a substantial increase in our administrative expenses as we have increased our development activities.

We incurred general, administrative and operating expenses of $23,339 and $83,171 for the three and nine months, respectively, ended September 30, 2012 and $9,888 and $24,303 for the three and nine months, respectively, ended September 30, 2011. Of these amounts, $16,500 and $49,100 related to the value of cash compensation to our directors for the three and nine months, respectively ended September 30, 2012 and $2,308 and $6,923 related to the value of share-based compensation to our directors for the three and nine months, respectively, ended September 30, 2011 in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses for the three and nine months ended September 30, 2012 related to legal fees and professional fees, and for the three and nine months ended September 30, 2011 related to audit fees and professional fees.

       Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and nine months ended September 30, 2012 and 2011. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $4,304, compared to $269 at December 31, 2011, an increase of $4,035. The increase is principally due to the decrease in cash used in operation.

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

We expect our cash flow needs over the next 12 months through October 2013 to be approximately $143,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $11,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

       As of September 30, 2012, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2012, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

DOMAIN EXTREMES, INC.

Dated: November 13, 2012		/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: November 13, 2012	By:	/s/ Stephen Tang
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

