Form 10-K
period 2012-12-31
Domain Extremes Inc.
filed 2013-03-27
CIK 1469038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

☒ Yes ☐ No

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $237,791 as of June 30, 2012 (the registrant’s most recently completed second quarter), based upon total outstanding shares as of such date of 144,542,831, of which 19,815,955 shares were held by non-affiliates. As of June 30, 2012, the last transacted price of the registrant was US$0.012 per share.

As of March 1, 2013, there were 144,542,831 shares of the registrant’s common stock outstanding.

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

We plan to develop additional websites and solicit advertisement for those websites through third-party agents. Presently, we own the following domain names: www.domainextremes.com, www.drinkeat.com, www.sowhat.asia, www.channel.asia and www.whatnext.asia.

In November 2012, we terminated Junk Calls. We plan to launch in the 2nd quarter of 2013, another iPhone application, BabyWorld, which is a photo uploading and display application for members.

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

We will continue to develop lifestyle applications on iPhone and other mobile platforms.

Our Strategy

In order to develop our platform, we intend to:

—	Promote our existing websites to increase readership, popularity and site-loyalty through on-line advertisements, principally through search advertising and banner advertisements;

—	Launch a public relations campaign, through print and other media, to promote our websites;

—	Develop banner exchange programs with other websites;

—	Recruit additional writers and contributors to enhance and update site content to maintain the relevance of the information, as well as free-lance writers to publicize sites in related forums;

—	Utilize consultants to optimize search engines in order to enhance and maintain website ranking;

—	Expand the network through the application of new domain names, as well as the acquisition of websites and forums targeting the same consumer base;

—	Develop additional lifestyle-related mobile phone applications for iPhone and, where appropriate, other mobile platforms, and promote them using online key word search advertisements; and

—	Generate revenue from user fees and online advertising income at space provided in mobile phone applications.

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

Employees

As of December 31, 2012, we had one full-time employee and four part-time employees taking care of website content development, testing and administrative matters. We intend to add full and part-time employees, as well as consultants, as our network continues to expand.

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

Market Information

Our common stock is traded on the OTCQB. The last transacted price of our common stock was $0.016 when 200 shares were traded on November 12, 2012. The trading of our common stock is sporadic and we believe that there is no established trading market for our common stock.

Holders

As of December 31, 2012, we had 144,542,831 shares of our common stock issued and outstanding, and held by 748 persons.

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

The Company did not issue any shares without registration in 2012.

Issuer Purchases of Equity Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2012 and 2011, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

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

Results of Operations

Two Years Ended December 31, 2012 and 2011

Net Sales

We generated revenues of $16,423 for the year ended December 31, 2012, compared to $17,231 for fiscal 2011. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $96,264 in 2012 compared to a net loss of $5,593 in 2011, principally due to a substantial increase in our administrative expenses as discussed below.

We had other income of $0 in 2012 and $20,238 in 2011, attributable to the write-off of accrued salaries and other payables.

We incurred general, administrative and operating expenses of $112,687 in 2012 and $43,062 in 2011. Of these amounts, $65,600 and $14,055 related to the value of share-based compensation and director fees to our directors in each of 2012 and 2011, respectively, in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses for the year ended December 31, 2012 related to legal fees, professional fees and audit fees, and for the year ended December 31, 2011 relates to professional fees and audit fees.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents of $1,621, compared to $269 at December 31, 2011, an increase of $1,352. This increase is principally due to the decrease in cash used in operation that was sufficiently covered by cash flow from financial activities, mainly, the advance from related parties.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

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

Tabular Disclosure of Contractual Obligations

This information is not required of smaller reporting companies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required of smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements to be provided in this Annual Report on Form 10-K are included following Part IV, Item 15, commencing on page F-1.

Summarized Quarterly Data (unaudited)

The following table summarizes our quarterly results of operations for the year ended December 31, 2012:

	Quarter ended March 31, 2012	Quarter ended June 30, 2012	Quarter ended September 30, 2012	Quarter ended December 31, 2012
Revenue	4,135	4,135	4,077	4,076
Loss from operations	(30,148)	(29,684)	(23,339)	(29,516)
Interest income	–	–	–	–
Profit/(Loss) before provision for income taxes	(26,013)	(25,549)	(19,262)	(25,440)
Provision for income taxes	–	–	–	–
Net Profit/(Loss)	(26,013)	(25,549)	(19,262)	(25,440)
Weighted average shares outstanding basic and diluted	144,542,831	144,542,831	144,542,831	144,542,831
Basic and diluted net loss per share	(0.02 cents)	(0.02 cents)	(0.01 cents)	(0.02 cents)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Based upon their evaluation as of December 31, 2012, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at that reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of December 31, 2012.

Name	Age	Position

Francis Bok	46	Director, President (principal executive officer)
Stephen Tang	60	Director, Treasurer (principal financial officer)
Huang Run Peng	50	Director
Wu Cai Xia	46	Director

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

Huang Run Peng has served as a Director of the Company since February 2012. Mr. Huang has served as the president of the board of the Promula Trading Limited and the president of Tianjin Rongtian Equity Investment Fund Management Co., Ltd., a Chinese fund manager, since 2011. From 2005 to 2008, Mr. Huang was a factory director of Pengda Stainless Steel Products Factory.

Wu Cai Xia has served as a Director of the Company since February 2012. Ms. Wu has served as general manager of the Promula Trading Limited and the general manager of Tianjin Rongtian Equity Investment Fund Management Co., Ltd. since 2010. From 2009 to 2010, Ms. Wu was a training business manager of China Telecom Company in Xinxiang. From 2005 to 2009, Ms. Wu was a senior director of operations of Ping An Insurance Company.

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

Code of Ethics

We have adopted a written Code of Ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions. Our Code of Ethics is also published on our website www.domainextremes.com. We will make a copy of our Code of Ethics available to anyone upon written request.

Board Nominations

There have been no material changes to the Company’s procedures by which stockholders may recommend nominees to the Board of Directors.

Audit Committee Matters

The Company does not have a formal Audit Committee. All matters are handled by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Executive Officers

Neither Mr. Bok (the Principal Executive Officer) nor Mr. Tang (the Principal Financial Officer) have received compensation in the form of cash for their management services to the Company since our inception; however, each has received cash or share-based compensation in lieu of cash for services as directors as set forth in the Summary Compensation Table below. Future compensation of officers will be determined by the Board of Directors based upon our financial condition and performance, our financial requirements, and individual performance of each officer.

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

Directors

No salary or cash compensation is paid to our directors in 2011. Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. Each of Mr. Bok and Mr. Tang received director’s service fees in 2011 paid in shares of our common stock valued at $3,935.94. In 2011, Mr. Bok’s reimbursed expenses were $77 and Mr. Tang’s reimbursed expenses were $7,215. In 2012, we paid cash compensation to our directors for services as directors as set forth in the Summary Compensation Table below. Mr. Bok’s reimbursed expenses were $19 and Mr. Tang’s reimbursed expenses were $12,660 in 2012.

Summary Compensation Table(1)

Name and Principal Position	Director Fees ($)	All other compensation ($)	Total ($)
Francis Bok [President (principal executive officer) and Director]
2011	3,935.94	–	3,935.94
2012	10,766.67	–	10,766.67
Stephen Tang [Treasurer (principal financial officer) and Director]
2011	3,935.94	–	3,935.94
2012	26,916.67	–	26,916.67
Huang Run Peng (Director)
2012	1,800.00	–	1,800.00
Wu Cai Xia (Director)
2012	1,800.00	–	1,800.00

(1) Mr. Bok, Mr. Tang, Mr. Huang and Ms. Wu did not receive any salary, bonus, stock awards, option awards, non-equity incentive compensation earnings, or nonqualified deferred compensation earnings in 2011 or 2012. Amounts received as “Directors' Fees” reflect the dollar value of cash received in 2012 or common stock received in lieu of cash in 2011.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2012. The information in this table provides the ownership information for:

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

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $134,608 in 2012 and $9,304 in 2011. In 2011, Mr. Bok advanced amounts for director fee; Mr. Tang advanced amounts for director and filing fees. In 2012, Mr. Bok, Mr. Huang and Ms. Wu advanced amounts for director fee; Mr. Tang advanced amounts for director and transfer agent fees. Promula Trading Limited, which is owned by Mr. Huang and Ms. Wu advanced amounts for cash.

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

Audit Fees

During the year ended December 31, 2012, we paid our principal accountants $9,410 in connection with our annual audit for the year ended December 31, 2011 and the review of our Quarterly Reports on Form 10-Q. The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 is $7,692. The aggregate of such fees is $17,102.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2012.

Tax Fees

During fiscal 2012, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2012, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

DOMAIN EXTREMES INC.

(A CORPORATION IN THE DEVELOPMENT STAGE)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND INDEPENDENT AUDITORS’ REPORT

(Stated in US Dollars)

INDEX TO FINANCIAL STATEMENTS

PAGES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF STOCKHOLDERS’ EQUITY	F-4 – F-6

STATEMENTS OF CASH FLOWS	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

DOMAIN EXTREMES INC.

We have audited the accompanying balance sheets of Domain Extremes Inc. (the “Company”), a development stage company, as of December 31, 2012 and 2011 and the related statements of operations, shareholders’ equity and other comprehensive income, and cash flows, for the period from January 23, 2006 (inception) to December 31, 2012, and two years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and their cash flows for the period from January 23, 2006 (inception) to December 31, 2012, and two years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dominic K.F. Chan & Co

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, 27 February, 2013

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Stated in US Dollars)

	Notes	At December 31,
		2012	2011
		$	$

ASSETS
Current Asset :
Cash and cash equivalents		1,621	269
Prepaid expenses and other receivables	6	68,904	42,064

Total Current Asset		70,525	42,333

Non-Current Asset :
Plant and equipment		312	635

Total Non-Current Assets		312	635

TOTAL ASSETS		70,837	42,968

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	8,309	6,862
Advance from related company	8	–	2,618
Advance from related parties	9	134,608	9,304

Total Current Liabilities		142,917	18,784

TOTAL LIABILITIES		142,917	18,784

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock
Par value: US$0.001
Authorized: 200,000,000 shares (2011 – 200,000,000 shares)
Issued and outstanding: 2012 – 144,542,831 shares (2011 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in-capital		67,907	67,907
Deficit accumulated during the development stage		(284,530)	(188,266)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(72,080)	24,184

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		70,837	42,968

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	Notes	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period January 23, 2006 (inception) through December 31, 2012

		$	$	$

Net sales		16,423	17,231	59,769
Cost of sales		–	–	–

Gross Profit		16,423	17,231	59,769
Impairment loss of long-term investment		–	–	(10,000)
Impairment loss of intangible assets		-	-	(3,910)
Other operating income	3	–	20,238	25,256
Administrative and other operating expenses, including share based compensation		(112,687)	(43,062)	(355,645)

Operating profit/ (loss) before income taxes		(96,264)	(5,593)	(284,530)
Income taxes	4	–	–	–

Net loss and comprehensive loss		(96,264)	(5,593)	(284,530)

Loss per share of common stock
- Basic and diluted		(0.00)	(0.00)

Weighted average shares of common stock
- Basic and diluted		144,542,831	130,320,366

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common stock		Additional Paid-in	Deficit accumulated during the development
	Share(s)	Amount	Capital	stage	Total
		$	$	$	$

Balance, January 23, 2006 (Inception)	–	–	–	–	–

Common stock issued for cash on March 29, 2006	3,000,000	3,000	–	–	3,000

Common stock issued for cash on June 30, 2006	13,910,256	13,910	–	–	13,910

Compensatory portion of stock issuance on June 30, 2006	3,846,155	3,846	–	–	3,846

Compensatory portion of stock issuance on September 30, 2006	371,790	372	–	–	372

Compensatory portion of stock issuance on December 31, 2006	4,115,379	4,115	–	–	4,115

Net loss and comprehensive loss	–	–	–	(24,845)	(24,845)

Balance, December 31, 2006	25,243,580	25,243	–	(24,845)	398

Compensatory portion of stock issuance on March 31, 2007	25,640	26	–	–	26

Compensatory portion of stock issuance on June 30, 2007	3,987,200	3,987	–	–	3,987

Compensatory portion of stock issuance on September 30, 2007	25,640	26	–	–	26

Compensatory portion of stock issuance on December 31, 2007	3,846,180	3,846	–	–	3,846

Net loss and comprehensive loss	–	–	–	(12,549)	(12,549)

Balance, December 31, 2007 and Balance forward	33,128,240	33,128	–	(37,394)	(4,266)

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common stock		Additional Paid-in	Deficit accumulated during the development
	Share(s)	Amount	Capital	stage	Total
		$	$	$	$

Balance forward	33,128,240	33,128	–	(37,394)	(4,266)

Compensatory portion of stock issuance on June 30, 2008	3,897,460	3,898	–	–	3,898

Compensatory portion of stock issuance on September 30, 2008	2,076,930	2,077	–	–	2,077

Compensatory portion of stock issuance on December 31, 2008	2,051,290	2,051	–	–	2,051

Net loss and comprehensive loss	–	–	–	(33,429)	(33,429)

Balance, December 31, 2008	41,153,920	41,154	–	(70,823)	(29,669)

Common stock issued for cash on March 27, 2009	28,520,301	28,520	1,283	–	29,803

Common stock issued for cash on May 15, 2009	9,615,382	9,615	9,615	–	19,230

Common stock issued for cash on May 18, 2009	6,410,255	6,410	6,410	–	12,820

Compensatory portion of stock issuance on March 31, 2009	1,961,550	1,962	–	–	1,962

Compensatory portion of stock issuance on June 30, 2009	2,000,010	2,000	–	–	2,000

Compensatory portion of stock issuance on September 30, 2009	2,179,500	2,180	–	–	2,180

Compensatory portion of stock issuance on December 31, 2009	2,102,580	2,102	–	–	2,102

Net loss and comprehensive loss	–	–	–	(57,510)	(57,510)

Balance, December 31, 2009 and Balance forward	93,943,498	93,943	17,308	(128,333)	(17,082)

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common stock		Additional Paid-in	Deficit accumulated during the development
	Share(s)	Amount	Capital	stage	Total
		$	$	$	$

Balance forward	93,943,498	93,943	17,308	(128,333)	(17,082)

Common stock issued for cash on February 1, 2010	12,660,245	12,661	12,660	–	25,321

Common stock issued for cash on June 30, 2010	9,615,378	9,615	9,615	–	19,230

Compensatory portion of stock issuance on March 31, 2010	1,557,690	1,558	1,558	–	3,116

Compensatory portion of stock issuance on June 30, 2010	1,519,230	1,519	1,519	–	3,038

Compensatory portion of stock issuance on September 30, 2010	1,538,460	1,538	1,538	–	3,076

Compensatory portion of stock issuance on December 31, 2010	1,480,770	1,481	1,481	–	2,962

Net loss and comprehensive loss	–	–	–	(54,340)	(54,340)

Balance, December 31, 2010	122,315,271	122,315	45,679	(182,673)	(14,679)

Common stock issued for cash on August 18, 2011	17,307,690	17,308	17,308	–	34,616

Compensatory portion of stock issuance on August 18, 2011	4,326,930	4,327	4,327	–	8,654

Compensatory portion of stock issuance on December 29, 2011	592,940	593	593	–	1,186

Net loss and comprehensive loss	–	–		(5,593)	(5,593)

Balance, December 31, 2011	144,542,831	144,543	67,907	(188,266)	24,184

Net loss and comprehensive loss	–	–	–	(96,264)	(96,264)

Balance, December 31, 2012	144,542,831	144,543	67,907	(284,530)	(72,080)

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period January 23, 2006 (inception) through December 31, 2012

	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(96,264)	(5,593)	(284,530)
Depreciation	323	322	1,291
Share based compensation	–	9,840	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	(26,840)	(15,755)	(68,904)
Amount due to related company	(2,618)	2,618	–
Accrued expenses and other payables	1,447	(22,221)	8,309

Net cash used in operating activities	(123,952)	(30,789)	(272,404)

Cash flows from financing activity:
Issuance of share capital	–	34,616	141,020
Amount due to related parties	125,304	(6,337)	134,608

Net cash provided by financing activity	125,304	28,279	275,628

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase/(decrease) in cash and cash equivalents	1,352	(2,510)	1,621
Cash and cash equivalents at beginning of the year	269	2,779	–

Cash and cash equivalents at end of the year	1,621	269	1,621

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $59,769 and has incurred an accumulated deficit of $284,530.

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

DOMAIN EXTREMES INC.

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

DOMAIN EXTREMES INC.

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

DOMAIN EXTREMES INC.

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

DOMAIN EXTREMES INC.

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

DOMAIN EXTREMES INC.

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

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Other income

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period January 23, 2006 (inception) through December 31, 2012
	$	$	$

Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	20,238	24,847

Total	–	20,238	25,256

4.	Income taxes

The Company is incorporated in the Untied States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the years ended December 31, 2012 and 2011.

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

The cumulative net operating loss carry forward is approximately $284,530 and $188,266 as at December 31, 2012 and 2011 respectively, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Year ended December 31,
	2012	2011
	$	$

Deferred tax asset attributable to Net operating loss carryover	96,740	64,010

Valuation allowance	(96,740)	(64,010)

Net deferred tax assets	–	–

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Shareholders’ equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2012 and 2011 are 144,542,831 and 144,542,831 respectively.

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

There is no change in equity transactions during the year ended December 31, 2012.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of December 31, 2012 and 2011 are summarized as follows:

	Year ended December 31,
	2012	2011
	$	$

Other receivables	10,430	–
Prepaid expenses	58,474	42,064

Total	68,904	42,064

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Accrued expenses and other payables

Accrued expenses and other payables as of December 31, 2012 and 2011 are summarized as follows:

	Year ended December 31,
	2012	2011
	$	$

Accrued audit fee	7,732	6,410
Other payable	577	452

Total	8,309	6,862

8.	Advance from related company

The amount due to related company as of December 31, 2011 represents advanced payment due to Mega Pacific Capital Inc. The amount due to related company is interest free without maturity date and repayable upon demand.

9.	Advance from related parties

The amounts due to related parties as of December 31, 2012 and 2011 represents advanced payment due to the Company’s directors and shareholder. The amounts due to directors and shareholder are interest free without maturity date and repayable upon demand.

10.	Related party transactions

	Year ended December 31,
	2012	2011
	$	$

Beyond IVR Limited	–	577

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Related party transactions (continued)

The following is a summary of related party transactions for the year ended December 31, 2011:

During the year ended December 31, 2011, Domain Extremes issued 3,935,940 shares of common stock valued at $7,871.88 to its directors in lieu of cash compensation. The stocks were valued at US$7,871.88 for the period for which service were provided.

Francis Bok paid $17,307.69 to Domain Extremes for shares capital of 8,653,845 shares of common stock.

Stephen Tang paid $14,999.99 to Domain Extremes for shares capital of 7,499,995 shares of common stock.

Domain Extremes paid $576.92 to Beyond IVR Limited for computer server hosting service fee.

There are no related party transactions for the year ended December 31, 2012.

11.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the years ended December 31, 2012 and 2011.

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

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the year ended December 31, 2012.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2013.

DOMAIN EXTREMES INC.

Date: March 27, 2013	By:	/s/ Francis Bok
Francis Bok
President (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Francis Bok Francis Bok	President; Director (Principal Executive Officer)	March 27, 2013
/s/ Stephen Tang Stephen Tang	Treasurer; Director (Principal Financial and Accounting Officer)	March 27, 2013
/s/ Huang Run Peng Huang Run Peng	Director	March 27, 2013
/s/ Wu Cai Xia Wu Cai Xia	Director	March 27, 2013

22

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*

3.2	By-laws, as currently in effect*

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*

14.1	Code of Business Conduct and Ethics*

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-5379.

**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

23