Form 10-Q
period 2013-03-31
Domain Extremes Inc.
filed 2013-05-10
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2013

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2013: 144,542,831 shares of Common Stock, par value US $0.001

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

i

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ii

Domain Extremes, Inc.

Unaudited Balance Sheets

As of March 31, 2013 (unaudited) and December 31, 2012 (audited)

		At March 31,	At December 31,
	Notes	2013	2012
		(unaudited)	(audited)
		$	$

ASSETS
Current Assets :
Cash and cash equivalents		4,409	1,621
Prepaid expenses and other receivables	6	68,904	68,904

Total Current Assets		73,313	70,525
Non-Current Assets :
Plant and equipment		312	312

Total Non-Current Assets		312	312

TOTAL ASSETS		73,625	70,837

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	8,173	8,309
Advance from related parties	8	160,564	134,608

Total Current Liabilities		168,737	142,917

TOTAL LIABILITIES		168,737	142,917

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock
Par value: US$0.001
Authorized: 2013 – 200,000,000 shares (2012 – 200,000,000 shares)
Issued and outstanding: 2013 –144,542,831 shares (2012 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in capital		67,907	67,907
Deficit accumulated during the development stage		(307,562)	(284,530)

TOTAL STOCKHOLDERS’ (DEFICIT)/ EQUITY		(95,112)	(72,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/ EQUITY		73,625	70,837

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

		For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2013
		2013	2012
	Notes	$	$	$

Net sales		3,692	4,135	63,461
Cost of sales		–	–	–

Gross Profit		3,692	4,135	63,461
Impairment loss of long-term investment		–	–	(10,000)
Impairment loss of intangible assets		–	–	(3,910)
Other operating income	3	–	–	25,256
Administrative and other operating expenses, including share based compensation		(26,724)	(30,148)	(382,369)

Operating loss before income taxes		(23,032)	(26,013)	(307,562)
Income taxes	4	–	–	–

Net loss and comprehensive loss		(23,032)	(26,013)	(307,562)

Loss per share of common stock
- Basic and diluted		(0.00)	(0.00)

Weighted average shares of common stock
- Basic and diluted		144,542,831	144,542,831

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

	For the Three months ended March 31, 2013	For the Three months ended March 31, 2012	For the period January 23, 2006 (inception) through March 31, 2013
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(23,032)	(26,013)	(307,562)
Depreciation	–	–	1,291
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	–	(9,260)	(68,904)
Amount due to related company	–	(2,618)	–
Amount due to related parties	25,956	34,573	160,564
Accrued expenses and other payables	(136)	6,228	8,173

Net cash used in operating activities	2,788	2,910	(135,008)

Cash flows from financing activity:
Issuance of share capital	–	–	141,020

Net cash provided by financing activity	–	–	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase / (decrease) in cash and cash equivalents	2,788	2,910	4,409
Cash and cash equivalents at beginning of the period	1,621	269	–

Cash and cash equivalents at end of the period	4,409	3,179	4,409

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Stockholders’ Equity and Comprehensive Income

For the period ended March 31, 2013

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

Domain Extremes, Inc.

Unaudited Statements of Stockholders’ Equity and Comprehensive Income

For the period ended March 31, 2013

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

Domain Extremes, Inc.

Unaudited Statements of Stockholders’ Equity and Comprehensive Income

For the period ended March 31, 2013

(continued)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	122,315,271	122,315	45,679	(182,673)	(14,679)
Common stock issued for cash on August 18, 2011	17,307,690	17,308	17,308	–	34,616
Compensatory portion of stock issuance on August 18, 2011	4,326,930	4,327	4,327	–	8,654
Compensatory portion of stock issuance on December 29, 2011	592,940	593	593	–	1,186
Net loss and comprehensive loss	–	–	–	(5,593)	(5,593)
Balance, December 31,2011	144,542,831	144,543	67,907	(188,266)	24,184
Net loss and comprehensive loss	–	–	–	(96,264)	(96,264)
Balance, December 31,2012	144,542,831	144,543	67,907	(284,530)	(72,080)
Net loss and comprehensive loss	–	–	–	(23,032)	(23,032)
Balance, March 31, 2013	144,542,831	144,543	67,907	(307,562)	(95,112)

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and nature of operations

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $63,461 and has incurred an accumulated deficit of $307,562.

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

Recently issued accounting pronouncements

On May 12, 2011, the FASB issued ASU 2011-04. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. Thus, there are few differences between the ASU and its international counterpart, IFRS 13. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

3.	Other income

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2013
	2013	2012
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	–	24,847
Total	–	–	25,256

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended March 31, 2013 and 2012.

The Company’s operations are carried out in Hong Kong, the PRC, and is subject to Hong Kong profit tax at 16.5% in 2013 (2012: 16.5%). No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

The cumulative net operating loss carry forward is approximately $307,562 and $284,530 as at March 31, 2013 and December 31, 2012 respectively, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.	Income taxes (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2013
	2013	2012
	$	$	$
Deferred tax asset attributable to Net operating loss carryover	7,831	8,844	104,571
Valuation allowance	(7,831)	(8,844)	(104,571)
Net deferred tax assets	–	–	–

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2013 and December 31, 2012 are 144,542,831 and 144,542,831 respectively.

Equity transactions during the period

There is no change in equity transactions during the year ended December 31, 2012.

There is no equity transactions during the period from January 1, 2013 to the period ended March 31, 2013.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of March 31, 2013 and December 31, 2012 are summarized as follows:

	At March 31,	At December 31,
	2013	2012
	(unaudited)	(audited)
	$	$
Other receivables	10,430	10,430
Prepaid expenses	58,474	58,474
Total	68,904	68,904

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.	Accrued expenses and other payables

Accrued expenses and other payables as of March 31, 2013 and December 31, 2012 are summarized as follows:

	At March 31,	At December 31,
	2013	2012
	(unaudited)	(audited)
	$	$

Accrued audit fee	5,128	7,732
Other payable	3,045	577

Total	8,173	8,309

8.	Advance from related parties

The amount due to related parties as of March 31, 2013 and December 31, 2012 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date and repayable upon demand.

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended March 31, 2013 and December 31, 2012.

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

We have evaluated significant events and transactions that occurred from April 1, 2013 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended March 31, 2013.

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

In November 2012, we terminated Junk Calls. We plan to launch in the 3rd quarter of 2013, another iPhone application, BabyWorld, which is a photo uploading and display application for members.

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

Recent Accounting Pronouncements

On May 12, 2011, the FASB issued ASU 2011-04. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. Thus, there are few differences between the ASU and its international counterpart, IFRS 13. This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however it expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. The ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material effect on the financial position, results of operations or cash flows of the Company.

On June 16, 2011, the FASB issued ASU 2011-05, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Balance Sheet

Our total assets at March 31, 2013 were $73,625 compared to $70,837 at December 31, 2012. Our total liabilities were $168,737 at March 31, 2013 compared to $142,917 at December 31, 2012, principally due to the increase of $25,956 in advance from related parties. As a result, net assets for the period under review have decreased from ($72,080) at December 31, 2012 to ($95,112) at March 31, 2013.

Net Sales

We generated revenues of $3,692 for the period ended March 31, 2013, compared to $4,135 for the period ended March 31, 2012. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $23,032 for the three months ended March 31, 2013 and $26,013 for the three months ended March 31, 2012, principally due to a substantial decrease in our administrative expenses as we have decreased our development activities.

We incurred general, administrative and operating expenses of $26,724 for the three months ended March 31, 2013 and $30,148 for the three months ended March 31, 2012. Of these amounts, $16,500 and $14,100 related to the value of cash compensation to our directors for the three months ended March 31, 2013 and March 31, 2012 respectively. In addition, a substantial portion of our expenses for the three months ended March 31, 2013 related to legal fees, professional fees and accounting service fees, and for the three months ended March 31, 2012 related to legal fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2013 and 2012. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $4,409, compared to $1,621 at December 31, 2012, an increase of $2,788. The increase is principally due to the decrease in cash used in operation.

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

We expect our cash flow needs over the next 12 months through April 2014 to be approximately $143,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $11,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2013, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

DOMAIN EXTREMES, INC.

Dated: May 10, 2013	By:	/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: May 10, 2013	By:	/s/ Stephen Tang
Stephen Tang
Treasurer and Director
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

