Form 10-Q
period 2013-06-30
Domain Extremes Inc.
filed 2013-08-13
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2013

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2013: 144,542,831 shares of Common Stock, par value US $0.001

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

i

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ii

PART I. FINANCIAL INFORMATION

Domain Extremes, Inc.

Unaudited Balance Sheets

As of June 30, 2013 (unaudited) and December 31, 2012 (audited)

		At June 30,	At December 31,
	Notes	2013	2012
		(unaudited)	(audited)
		$	$

ASSETS
Current Assets :
Cash and cash equivalents		537	1,621
Prepaid expenses and other receivables	6	68,904	68,904

Total Current Assets		69,441	70,525
Non-Current Assets :
Plant and equipment		312	312

Total Non-Current Assets		312	312

TOTAL ASSETS		69,753	70,837

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	6,359	8,309
Advance from related parties	8	180,737	134,608

Total Current Liabilities		187,096	142,917

TOTAL LIABILITIES		187,096	142,917

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock
Par value: US$0.001
Authorized: 2013 – 200,000,000 shares (2012 – 200,000,000 shares)
Issued and outstanding: 2013 –144,542,831 shares (2012 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in capital		67,907	67,907
Deficit accumulated during the development stage		(329,793)	(284,530)

TOTAL STOCKHOLDERS’ DEFICIT		(117,343)	(72,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		69,753	70,837

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Operations

For the Three Months and Six Months Ended June 30, 2013 and 2012

		For the Three months ended June 30		For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30, 2013
		2013	2012	2013	2012
	Notes	$	$	$	$	$

Net sales		3,692	4,135	7,384	8,269	67,153
Cost of sales		–	–	–	–	–

Gross Profit		3,692	4,135	7,384	8,269	67,153
Other operating income	3	–	–	–	–	25,256
Impairment loss of long-term investment		–	–	–	–	(10,000)
Impairment loss of intangible assets		–	–	–	–	(3,910)
Administrative and other operating expenses, including share based compensation		(25,923)	(29,684)	(52,647)	(59,832)	(408,292)

Operating loss before income taxes		(22,231)	(25,549)	(45,263)	(51,563)	(329,793)
Income taxes	4	–	–	–	–	–

Net loss and comprehensive loss		(22,231)	(25,549)	(45,263)	(51,563)	(329,793)

Loss per share of common stock - Basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares of common stock - Basic and diluted		144,542,831	144,542,831	144,542,831	144,542,831

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statement of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

	For the Six months ended June 30, 2013	For the Six months ended June 30, 2012	For the period January 23, 2006 (inception) through June 30, 2013
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(45,263)	(51,563)	(329,793)
Depreciation	–	–	1,291
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	–	(18,698)	(68,904)
Amount due to related company	–	(2,618)	–
Amount due to related parties	46,129	73,263	180,737
Accrued expenses and other payables	(1,950)	(227)	6,359

Net cash (used in)/ provided by operating activities	(1,084)	157	(138,880)

Cash flows from financing activities:
Issuance of share capital	–	–	141,020

Net cash provided by financing activities	–	–	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase/ (decrease) in cash and cash equivalents	(1,084)	157	537
Cash and cash equivalents at beginning of the period	1,621	269	–

Cash and cash equivalents at end of the period	537	426	537

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.
Unaudited Statement of Stockholders’ Equity and Comprehensive Income

For the period ended June 30, 2013

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

For the period ended June 30, 2013

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

Domain Extremes, Inc.

Unaudited Statement of Stockholders’ Equity and Comprehensive Income

For the period ended June 30, 2013

(continued)

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance forward	122,315,271	122,315	45,679	(182,673)	(14,679)

Common stock issued for cash on August 18, 2011	17,307,690	17,308	17,308	–	34,616

Compensatory portion of stock issuance on August 18, 2011	4,326,930	4,327	4,327	–	8,654

Compensatory portion of stock issuance on December 29, 2011	592,940	593	593	–	1,186

Net loss and comprehensive loss	–	–	–	(5,593)	(5,593)

Balance, December 31,2011	144,542,831	144,543	67,907	(188,266)	24,184

Net loss and comprehensive loss	–	–	–	(96,264)	(96,264)

Balance, December 31,2012	144,542,831	144,543	67,907	(284,530)	(72,080)

Net loss and comprehensive loss	–	–	–	(45,263)	(45,263)

Balance, June 30, 2013	144,542,831	144,543	67,907	(329,793)	(117,343)

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and nature of operations

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $67,153 and has incurred an accumulated deficit of $329,793.

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

3.	Other income

	For the Six months ended June 30,			For the period January 23, 2006 (inception) through June 30, 2013
	2013	2012
	$		$	$
Bank interest income	–	–		26
Gain on exchange	–	–		383
Sundry income	–	–		24,847

Total	–	–		25,256

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended June 30, 2013 and 2012.

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

The cumulative net operating loss carry forward is approximately $329,793 and $284,530 as at June 30, 2013 and December 31, 2012 respectively, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.	Income taxes (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Six months ended June 30,			For the period January 23, 2006 (inception) through June 30, 2013
	2013	2012
	$		$	$

Deferred tax asset attributable to Net operating loss carryover	15,389	17,531		112,129

Valuation allowance	(15,389)	(17,531)		(112,129)

Net deferred tax assets	–	–		–

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of June 30, 2013 and December 31, 2012 are 144,542,831 and 144,542,831 respectively.

Equity transactions

There is no change in equity transactions during the year ended December 31, 2012.

There is no equity transaction during the period from January 1, 2013 to June 30, 2013.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of June 30, 2013 and December 31, 2012 are summarized as follows:

	At June 30,	At December 31,
	2013	2012
	(unaudited) $	(audited) $

Other receivables	10,430	10,430
Prepaid expenses	58,474	58,474

Total	68,904	68,904

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.	Accrued expenses and other payables

Accrued expenses and other payables as of June 30, 2013 and December 31, 2012 are summarized as follows:

	At June 30,	At December 31,
	2013	2012
	(unaudited)	(audited)
	$	$

Accrued audit fee	2,564	7,732
Other payable	3,795	577

Total	6,359	8,309

8.	Advance from related parties

The amount due to related parties as of June 30, 2013 and December 31, 2012 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date and repayable upon demand.

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended June 30, 2013 and December 31, 2012.

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

We have evaluated significant events and transactions that occurred from July 1, 2013 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended June 30, 2013.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Balance Sheet

Our total assets at June 30, 2013 were $69,753 compared to $70,837 at December 31, 2012. Our total liabilities were $187,096 at June 30, 2013 compared to $142,917 at December 31, 2012, principally due to the increase of $46,129 in advance from related parties. As a result, net assets for the period under review have decreased from -$72,080 at December 31, 2012 to -$117,343 at June 30, 2013.

Net Sales

We generated revenues of $3,692 and $7,384 for the three and six months, respectively, ended June 30, 2013, compared to $4,135 and $8,269 for the three and six months, respectively, ended June 30, 2012. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $22,231 and $45,263 for the three and six months, respectively, ended June 30, 2013 and $25,549 and $51,563 for the three and six months, respectively, ended June 30, 2012, principally due to a substantial decrease in our administrative expenses as we have decreased our development activities.

We incurred general, administrative and operating expenses of $25,923 and $52,647 for the three and six months, respectively, ended June 30, 2013 and $29,684 and $59,832 for the three and six months, respectively, ended June 30, 2012. Of these amounts, $16,500 and $33,000 related to the value of cash compensation to our directors for the three and six months, respectively ended June 30, 2013, and $18,500 and $32,600 related to the value of cash compensation to our directors for the three and six months, respectively, ended June 30, 2012. In addition, a substantial portion of our expenses for the three and six months ended June 30, 2013 related to legal fees, professional fees and accounting service fees, and for the three and six months ended June 30, 2012 related to legal fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and six months ended June 30, 2013 and 2012. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of $537, compared to $1,621 at December 31, 2012, a decrease of $1,084. The decrease is principally due to the increase in cash used in operation.

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

We expect our cash flow needs over the next 12 months through July 2014 to be approximately $143,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $11,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2013, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

DOMAIN EXTREMES, INC.

Dated: August 13, 2013		/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: August 13, 2013	By:	/s/ Stephen Tang
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

