Form 10-Q
period 2013-09-30
Domain Extremes Inc.
filed 2013-11-14
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2013

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2013: 144,542,831 shares of Common Stock, par value US $0.001

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

i

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements
Balance Sheets	1
Statements of Operations	2
Statements of Cash Flows	3
Statement of Stockholders’ Equity and Comprehensive Income	4
Notes to Financial Statements	5

iii

Part I Financial Information

Item 1. Financial Statements

Domain Extremes, Inc.

Unaudited Balance Sheets

As of September 30, 2013 (unaudited) and December 31, 2012 (audited)

		At September 30,	At December 31,
	Notes	2013	2012
		(unaudited)	(audited)
		$	$

ASSETS
Current Assets :
Cash and cash equivalents		447	1,621
Prepaid expenses and other receivables	6	68,904	68,904

Total Current Assets		69,351	70,525
Non-Current Assets :
Plant and equipment		312	312

Total Non-Current Assets		312	312

TOTAL ASSETS		69,663	70,837

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	9,047	8,309
Advance from related parties	8	200,058	134,608

Total Current Liabilities		209,105	142,917

TOTAL LIABILITIES		209,105	142,917

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock Par value: US$0.001 Authorized: 2013 – 200,000,000 shares (2012 – 200,000,000 shares) Issued and outstanding: 2013 –144,542,831 shares (2012 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in capital		67,907	67,907
Deficit accumulated during the development stage		(351,892)	(284,530)

TOTAL STOCKHOLDERS’ (DEFICIT)/ EQUITY		(139,442)	(72,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/ EQUITY		69,663	70,837

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Operations

For the Three Months and Nine Months Ended September 30, 2013 and 2012

		For the Three months ended September 30,		For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2013
		2013	2012	2013	2012
	Notes	$	$	$	$	$

Net sales		3,692	4,077	11,076	12,346	70,845
Cost of sales		–	–	–	–	–

Gross Profit		3,692	4,077	11,076	12,346	70,845
Other operating income	3	–	–	–	–	25,256
Impairment loss of long-term investment		–	–	–	–	(10,000)
Impairment loss of intangible assets		–	–	–	–	(3,910)
Administrative and other operating expenses, including share based compensation		(25,791)	(23,339)	(78,438)	(83,171)	(434,083)

Operating loss before income taxes		(22,099)	(19,262)	(67,362)	(70,825)	(351,892)
Income taxes	4	–	–	–	–	–

Net loss and comprehensive loss		(22,099)	(19,262)	(67,362)	(70,825)	(351,892)

Loss per share of common stock
- Basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock
- Basic and diluted		144,542,831	144,542,831	144,542,831	144,542,831

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statement of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

	For the Nine months ended September 30, 2013	For the Nine months ended September 30, 2012	For the period January 23, 2006 (inception) through September 30, 2013
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(67,362)	(70,825)	(351,892)
Depreciation	–	–	1,291
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	–	(22,865)	(68,904)
Amount due to related company	–	(2,618)	–
Amount due to related parties	65,450	99,263	200,058
Accrued expenses and other payables	738	1,080	9,047

Net cash provided by/(used in) operating activities	(1,174)	4,035	(138,970)

Cash flows from financing activities:
Issuance of share capital	–	–	141,020

Net cash provided by financing activity	–	–	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net (decrease)/increase in cash and cash equivalents	(1,174)	4,035	447
Cash and cash equivalents at beginning of the period	1,621	269	–

Cash and cash equivalents at end of the period	447	4,304	447

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statement of Stockholders’ Equity and Comprehensive Income

For the period ended September 30, 2013

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, December 31, 2011	144,542,831	144,543	67,907	(188,266)	24,184

Net loss and comprehensive loss	–	–	–	(96,264)	(96,264)

Balance, December 31, 2012 and January 1, 2013	144,542,831	144,543	67,907	(284,530)	(72,080)

Net loss and comprehensive loss	–	–	–	(67,362)	(67,362)

Balance, September 30, 2013	144,542,831	144,543	67,907	(351,892)	(139,442)

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $70,845 and has incurred an accumulated deficit of $351,892.

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

Recently issued accounting pronouncements

In July 2013, the FASB issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard will be effective for us beginning June 1, 2014; early adoption is permitted. We early adopted this guidance and the adoption did not have a material impact on our consolidated financial position or results of operations.

In July 2012, the FASB issued an accounting standards update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update was effective for us beginning June 1, 2013. The adoption did not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance required companies to present reclassification adjustments out of accumulated other comprehensive income by component in either the statement in which net income is presented or as a separate disclosure in the notes to the financial statements. This requirement was effective for us beginning June 1, 2013. As this guidance only amends the presentation of the components of comprehensive income the adoption did not have an impact on our consolidated financial position or results of operations.

In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This new guidance was effective for us beginning June 1, 2013. As this guidance only requires expanded disclosures, the adoption did not have an impact on our consolidated financial position or results of operations.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3.	Other income

	For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2013
	2013	2012
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	–	24,847
Total	–	–	25,256

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended September 30, 2013 and 2012.

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

The cumulative net operating loss carry forward is approximately $351,892 and $284,530 as at September 30, 2013 and December 31, 2012 respectively, and will be expired beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

,	For the Nine months ended September 30		For the period January 23, 2006 (inception) through September 30, 2013
	2013	2012
	$	$	$
Deferred tax asset attributable to Net operating loss carryover	22,903	24,080	119,643
Valuation allowance	(22,903)	(24,080)	(119,643)
Net deferred tax assets	–	–	–

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2013 and December 31, 2012 are 144,542,831.

Equity transactions

There is no change in equity transactions during the year ended December 31, 2012..

There is no equity transaction during the period from January 1, 2013 to September 30, 2013.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of September 30, 2013 and December 31, 2012 are summarized as follows:

	At September 30,	At December 31,
	2013	2012
	(unaudited)	(audited)
	$	$

Other receivables	10,430	10,430
Prepaid expenses	58,474	58,474

Total	68,904	68,904

7.	Accrued expenses and other payables

Accrued expenses and other payables as of September 30, 2013 and December 31, 2012 are summarized as follows:

	At September 30,	At December 31,
	2013	2012
	(unaudited)	(audited)
	$	$

Account payable	4,175	–
Accrued expenses	2,564	7,732
Other payable	2,308	577

Total	9,047	8,309

8.	Advance from related parties

The amount due to related parties as of September 30, 2013 and December 31, 2012 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date and repayable upon demand.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9.	Commitments and contingencies

There has been no legal proceeding in which the Company is a party during the period ended September 30, 2013 and December 31, 2012.

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

We have evaluated significant events and transactions that occurred from October 1, 2013 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended September 30, 2013.

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

We plan to develop additional websites and solicit advertisement for those websites through third-party agents. Presently, we own the following domain names: www.domainextremes.com, www.drinkeat.com, www.sowhat.asia, www.channel.asia, www.whatnext.asia.

In November 2012, we terminated Junk Calls. We plan to launch in the 1st quarter of 2014, another iPhone application, BabyWorld, which is a photo uploading and display application for members.

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Cash and Cash Equivalents

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

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard will be effective for us beginning June 1, 2014; early adoption is permitted. We early adopted this guidance and the adoption did not have a material impact on our consolidated financial position or results of operations.

In July 2012, the FASB issued an accounting standards update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update was effective for us beginning June 1, 2013. The adoption did not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance required companies to present reclassification adjustments out of accumulated other comprehensive income by component in either the statement in which net income is presented or as a separate disclosure in the notes to the financial statements. This requirement was effective for us beginning June 1, 2013. As this guidance only amends the presentation of the components of comprehensive income the adoption did not have an impact on our consolidated financial position or results of operations.

In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This new guidance was effective for us beginning June 1, 2013. As this guidance only requires expanded disclosures, the adoption did not have an impact on our consolidated financial position or results of operations.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Balance Sheet

Our total assets at September 30, 2013 were $69,663 compared to $70,837 at December 31, 2012. Our total liabilities were $209,105 at September 30, 2013 compared to $142,917 at December 31, 2012, principally due to the increase of $65,450 in advance from related parties. As a result, net assets for the period under review have decreased from -$72,080 at December 31, 2012 to -$139,442 at September 30, 2013.

Net Sales

We generated revenues of $3,692 and $11,076 for the three and nine months, respectively, ended September 30, 2013, compared to $4,077 and $12,346 for the three and nine months, respectively, ended September 30, 2012. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $22,099 and $67,362 for the three and nine months, respectively, ended September 30, 2013 and $19,262 and $70,825 for the three and nine months, respectively, ended September 30, 2012, principally due to a substantial increase in our administrative expenses as we have increased our development activities.

We incurred general, administrative and operating expenses of $25,791 and $78,438 for the three and nine months, respectively, ended September 30, 2013 and $23,339 and $83,171 for the three and nine months, respectively, ended September 30, 2012. Of these amounts, $16,500 and $49,500 related to the value of cash compensation to our directors for the three and nine months, respectively ended September 30, 2013 and $16,500 and $49,100 related to the value of cash compensation to our directors for the three and nine months, respectively, ended September 30, 2012. In addition, a substantial portion of our expenses for the three and nine months ended September 30, 2013 related to accounting service fees and professional fees, and for the three and nine months ended September 30, 2012 related to legal fees and professional fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and nine months ended September 30, 2013 and 2012. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of $447, compared to $1,621 at December 31, 2012, a decrease of $1,174. The decrease is principally due to the increase in cash used in operation.

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

We expect our cash flow needs over the next 12 months through October 2014 to be approximately $143,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $11,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2013, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

DOMAIN EXTREMES, INC.

Dated: November 14, 2013	By:	/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Stephen Tang
Stephen Tang
Treasurer and Director
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

