Form 10-K
period 2013-12-31
Domain Extremes Inc.
filed 2014-04-15
CIK 1469038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,982 as of June 30, 2013 (the registrant’s most recently completed second quarter), based upon total outstanding shares as of such date of 144,542,831, of which 19,815,955 shares were held by non-affiliates. As of June 30, 2013, the last transacted price of the registrant was US$0.0001 per share.

As of March 1, 2014, there were 144,542,831 shares of the registrant’s common stock outstanding.

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

We plan to develop additional websites and solicit advertisement for those websites through third-party agents. Presently, we own the following domain names: www.domainextremes.com and www.drinkeat.com.

In November 2012, we terminated Junk Calls. In the 1st quarter of 2014, we aborted the development of another iPhone application, BabyWorld because the developer was not able to deliver the final version of the application.

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

We launched our second website, www.sowhat.asia, in beta version, in the 4th quarter of 2009. This site provides a portal for members to post photos and videos focusing on areas in Hong Kong which they believe need improvement, including traffic, hygienic conditions, environmental issues and current affairs and others. The purpose of these postings is to attract the attention of government departments and concerned organizations with the ultimate objective that these issues will be rectified. Initial content has been provided by individuals known to the Company's management without compensation. The testing of this website did not bring in satisfactory results. The management decided to terminate this website in the 3rd quarter of 2013.

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

Employees

As of December 31, 2013, we had one full-time employee and four part-time employees taking care of website content development, testing and administrative matters. We intend to add full and part-time employees, as well as consultants, as our network continues to expand.

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

Holders

As of December 31, 2013, we had 144,542,831 shares of our common stock issued and outstanding, and held by 751 persons.

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

The Company did not issue any shares without registration in 2012 and 2013.

Issuer Purchases of Equity Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2013 and 2012, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

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

Results of Operations

Two Years Ended December 31, 2013 and 2012

Net Sales

We generated revenues of $14,769 for the year ended December 31, 2013, compared to $16,423 for fiscal 2012. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $157,460 in 2013 compared to a net loss of $96,264 in 2012, principally due to a substantial increase in our administrative expenses as discussed below.

We incurred general, administrative and operating expenses of $172,229 in 2013 and $112,687 in 2012. Of these amounts, $66,000 and $65,600 related to the value of director fees to our directors in each of 2013 and 2012, respectively, in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses for the year ended December 31, 2013 related to app development expenses, legal fees, professional fees, accounting service fees and audit fees, and for the year ended December 31, 2012 relates to legal fees, professional fees and audit fees.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents of $281, compared to $1,621 at December 31, 2012, a decrease of $1,340. This decrease is principally due to the increase in cash used in operation.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

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

The Company accounts for stock-based compensation to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity – Based Payments to Non-employees”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transactions should be determined at the earlier of performance commitment date or performance completion date.

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

Recent Accounting Pronouncements

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

Tabular Disclosure of Contractual Obligations

This information is not required of smaller reporting companies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required of smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements to be provided in this Annual Report on Form 10-K are included following Part IV, Item 15, commencing on page F-1.

Summarized Quarterly Data (unaudited)

The following table summarizes our quarterly results of operations for the year ended December 31, 2013:

	Quarter ended March 31, 2013	Quarter ended June 30, 2013	Quarter ended September 30, 2013	Quarter ended December 31, 2013
Revenue	3,692	3,692	3,692	3,693
Loss from operations	(26,728)	(25,923)	(25,791)	(93,787)
Interest income	–	–	–	–
Profit/(Loss) before provision for income taxes	(23,036)	(22,231)	(22,099)	(90,094)
Provision for income taxes	–	–	–	–
Net Profit/(Loss)	(23,036)	(22,231)	(22,099)	(90,094)
Weighted average shares outstanding basic and diluted	144,542,831	144,542,831	144,542,831	144,542,831
Basic and diluted net loss per share	(0.02 cents)	(0.02 cents)	(0.02 cents)	(0.06 cents)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Based upon their evaluation as of December 31, 2013, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at that reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of December 31, 2013.

Name	Age	Position

Francis Bok	47	Director, President (principal executive officer)
Stephen Tang	61	Director, Treasurer (principal financial officer)
Huang Run Peng	51	Director
Wu Cai Xia	47	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

From November 8, 2011, we pay directors’ fees to Mr. Francis Bok and Mr. Stephen Tang of $1,000 per month and $2,500 per month, respectively. Starting February 7, 2012, we pay directors’ fees to Mr. Huang Run Peng and Ms. Wu Cai Xia of $1,000 each per month. Our directors’ fees are paid in cash or stock at the option of the Company.

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

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2012 and 2013, we paid cash compensation to our directors for services as directors as set forth in the Summary Compensation Table below. Mr. Bok’s reimbursed expenses were $2,564 and Mr. Tang’s reimbursed expenses were $9,174 in 2013.

Summary Compensation Table(1)
Name and Principal Position	Director Fees	All other compensation	Total
	($)	($)	($)
Francis Bok [President (principal executive officer) and Director]
2012	10,766.67	-	10,766.67
2013	12,000.00	-	12,000.00
Stephen Tang [Treasurer (principal financial officer) and Director]
2012	26,916.67	-	26,916.67
2013	30,000.00	-	30,000.00
Huang Run Peng (Director)
2012	1,800.00	-	1,800.00
2013	12,000.00	-	12,000.00
Wu Cai Xia (Director)
2012	1,800.00	-	1,800.00
2013	12,000.00	-	12,000.00

(1) Mr. Bok, Mr. Tang, Mr. Huang and Ms. Wu did not receive any salary, bonus, stock awards, option awards, non-equity incentive compensation earnings, or nonqualified deferred compensation earnings in 2012 or 2013. Amounts received as “Directors' Fees” reflect the dollar value of cash received in 2012 and 2013.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2013. The information in this table provides the ownership information for:

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

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $221,843 in 2013 and $134,608 in 2012. In 2012 and 2013, Mr. Huang and Ms. Wu advanced amounts for director fee; Mr. Bok and Mr. Tang advanced amounts for cash, director fee, legal fees, professional service fees and transfer agent fees. Promula Trading Limited, which is owned by Mr. Huang and Ms. Wu advanced amounts for cash.

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

The firm of Dominic K.F. Chan & Co. acted as our principal accountant until November 30, 2013 on which date it resigned on voluntary basis. On April 14, 2014, we appointed Albert Wong & Co. to be our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended December 31, 2013, we paid our principal accountants $11,538 in connection with our annual audit for the year ended December 31, 2012 and the review of our Quarterly Reports on Form 10-Q. The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 is $9,615. The aggregate of such fees is $21,153.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2013.

Tax Fees

During fiscal 2013, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2013, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We do not have a formal audit committee. Our Board of Directors pre-approved all of the foregoing services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*

3.2	By-laws, as currently in effect*

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*

14.1	Code of Business Conduct and Ethics*

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Temporary Hardship Exemption

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-5379.

**	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T

DOMAIN EXTREMES INC.

(A CORPORATION IN THE DEVELOPMENT STAGE)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

AND INDEPENDENT AUDITORS’ REPORT

(Stated in US Dollars)

INDEX TO FINANCIAL STATEMENTS

PAGES

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 – F-3

BALANCE SHEETS	F-4

STATEMENTS OF OPERATIONS	F-5

STATEMENTS OF STOCKHOLDERS’ EQUITY	F-6 – F-9

STATEMENTS OF CASH FLOWS	F-10

NOTES TO FINANCIAL STATEMENTS	F-11 – F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ALBERT WONG & CO.

CERTIFIED PUBLIC ACCOUNTANTS

7th Floor, Nan Dao Commercial Building

359-361 Queen’s Road Central

Hong Kong

Tel : 2851 7954

Fax: 2545 4086

ALBERT WONG

B.Soc., Sc., ACA., LL.B., C.P.A.(Practising)

To:	The board of directors and stockholders of Domain Extremes Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Domain Extremes Inc., a development stage company, ("the Company") as of December 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2013 as well as the period from January 23, 2006 (date of inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 as well as the period from January 23, 2006 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at December 31, 2013 of $441,990 including net losses of $157,460 for the year ended December 31, 2013. These factors as discussed in Note 1 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Albert Wong & Co.
Hong Kong, China	Albert Wong & Co.
April 14, 2014	Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

DOMAIN EXTREMES INC.

We have audited the accompanying balance sheets of Domain Extremes Inc. (the “Company”), a development stage company, as of December 31, 2012 and the related statements of operations, shareholders’ equity and other comprehensive income, and cash flows, for the period from January 23, 2006 (inception) to December 31, 2012, and for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of its operations and their cash flows for the period from January 23, 2006 (inception) to December 31, 2012, and for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Dominic K.F. Chan & Co

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, 27 February, 2013

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Stated in US Dollars)

		At December 31,
	Notes	2013	2012
		$	$
ASSETS
Current Asset :
Cash and cash equivalents		281	1,621
Prepaid expenses and other receivables	6	10,430	68,904

Total Current Asset		10,711	70,525

Non-Current Asset :
Plant and equipment		–	312

Total Non-Current Assets		–	312

TOTAL ASSETS		10,711	70,837

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	18,408	8,309
Advance from related parties	8	221,843	134,608

Total Current Liabilities		240,251	142,917

TOTAL LIABILITIES		240,251	142,917

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock Par value: US$0.001 Authorized: 200,000,000 shares (2012 – 200,000,000 shares) Issued and outstanding: 2013 – 144,542,831 shares (2012 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in-capital		67,907	67,907
Deficit accumulated during the development stage		(441,990)	(284,530)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(229,540)	(72,080)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		10,711	70,837

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

		For the year ended December 31, 2013	For the year ended December 31, 2012	For the period January 23, 2006 (inception) through December 31, 2013
	Notes	$	$	$

Net sales		14,769	16,423	74,538
Cost of sales		–	–	–

Gross Profit		14,769	16,423	74,538
Impairment loss of long-term investment		–	–	(10,000)
Impairment loss of intangible assets		–	–	(3,910)
Other operating income	3	–	–	25,256
Administrative and other operating expenses, including share based compensation		(172,229)	(112,687)	(527,874)

Operating profit/ (loss) before income taxes		(157,460)	(96,264)	(441,990)
Income taxes	4	–	–	–

Net loss and comprehensive loss		(157,460)	(96,264)	(441,990)

Loss per share of common stock
- Basic and diluted		(0.11 cents)	(0.07 cents)

Weighted average shares of common stock
- Basic and diluted		144,542,831	144,542,831

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

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total
		$	$	$	$

Balance forward	93,943,498	93,943	17,308	(128,333)	(17,082)

Common stock issued for cash on February 1, 2010	12,660,245	12,661	12,660	–	25,321

Common stock issued for cash on June 30, 2010	9,615,378	9,615	9,615	–	19,230

Compensatory portion of stock issuance on March 31, 2010	1,557,690	1,558	1,558	–	3,116

Compensatory portion of stock issuance on June 30, 2010	1,519,230	1,519	1,519	–	3,038

Compensatory portion of stock issuance on September 30, 2010	1,538,460	1,538	1,538	–	3,076

Compensatory portion of stock issuance on December 31, 2010	1,480,770	1,481	1,481	–	2,962

Net loss and comprehensive loss	–	–	–	(54,340)	(54,340)

Balance, December 31, 2010	122,315,271	122,315	45,679	(182,673)	(14,679)

Common stock issued for cash on August 18, 2011	17,307,690	17,308	17,308	–	34,616

Compensatory portion of stock issuance on August 18, 2011	4,326,930	4,327	4,327	–	8,654

Compensatory portion of stock issuance on December 29, 2011	592,940	593	593	–	1,186

Net loss and comprehensive loss	–	–		(5,593)	(5,593)

Balance, December 31, 2011	144,542,831	144,543	67,907	(188,266)	24,184

Net loss and comprehensive loss	–	–	–	(96,264)	(96,264)

Balance, December 31, 2012 and Balance forward	144,542,831	144,543	67,907	(284,530)	(72,080)

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total
		$	$	$	$

Balance forward	144,542,831	144,543	67,907	(284,530)	(72,080)

Net loss and comprehensive loss	–	–	–	(157,460)	(157,460)

Balance, December 31, 2013	144,542,831	144,543	67,907	(441,990)	(229,540)

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period January 23, 2006 (inception) through December 31, 2013
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(157,460)	(96,264)	(441,990)
Depreciation	312	323	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	58,474	(26,840)	(10,430)
Amount due to related company	–	(2,618)	–
Accrued expenses and other payables	10,099	1,447	18,408

Net cash used in operating activities	(88,575)	(123,952)	(360,979)

Cash flows from financing activity:
Issuance of share capital	–	–	141,020
Amount due to related parties	87,235	125,304	221,843

Net cash provided by financing activity	87,235	125,304	362,863

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase/(decrease) in cash and cash equivalents	(1,340)	1,352	281

Cash and cash equivalents at beginning of the year	1,621	269	–

Cash and cash equivalents at end of the year	281	1,621	281

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $74,538 and has incurred an accumulated deficit of $441,990.

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

Recently issued accounting pronouncements

In January 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification™ (Codification) or subject to a master netting arrangement or similar agreement. The FASB undertook this clarification project in response to concerns expressed by U.S. stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement, significantly increasing the cost of compliance at minimal value to financial statement users. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

In February 2013, FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU improves the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP.

The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.
•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). A private company is required to meet the reporting requirements of the amended paragraphs about the roll forward of accumulated other comprehensive income for both interim and annual reporting periods. However, private companies are only required to provide the information about the effect of reclassifications on line items of net income for annual reporting periods, not for interim reporting periods. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncement (Continued)

In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

3.	Other income

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period January 23, 2006 (inception) through December 31, 2013
	$	$	$

Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	–	24,847

Total	–	–	25,256

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Income taxes

The Company is incorporated in the Untied States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the years ended December 31, 2013 and 2012.

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

The cumulative net operating loss carry forward is approximately $441,990 and $284,530 as at December 31, 2013 and 2012 respectively, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Year ended December 31,
	2013	2012
	$	$

Deferred tax asset attributable to Net operating loss carryover	150,277	96,740

Valuation allowance	(150,277)	(96,740)

Net deferred tax assets	–	–

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Shareholders’ equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2013 and 2012 are 144,542,831 and 144,542,831 respectively.

Equity transactions

There are no changes in equity transactions during the years ended December 31, 2013 and 2012.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of December 31, 2013 and 2012 are summarized as follows:

	Year ended December 31,
	2013	2012
	$	$

Other receivables	10,430	10,430
Prepaid expenses	–	58,474

Total	10,430	68,904

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Accrued expenses and other payables

Accrued expenses and other payables as of December 31, 2013 and 2012 are summarized as follows:

	Year ended December 31,
	2013	2012
	$	$

Accrued audit fee	9,615	7,732
Other payables	8,793	577

Total	18,408	8,309

8.	Advance from related parties

The amounts due to related parties as of December 31, 2013 and 2012 represent advanced payment due to the Company’s directors and shareholder. The amounts due to directors and shareholder are interest free without maturity date and repayable upon demand.

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the years ended December 31, 2013 and 2012.

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

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the year ended December 31, 2013.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2014.

DOMAIN EXTREMES INC.

Date: April 15, 2014	By: /s/ Francis Bok
Francis Bok
President
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Francis Bok Francis Bok	President; Director (Principal Executive Officer)	April 15, 2014

/s/ Stephen Tang Stephen Tang	Treasurer; Director (Principal Financial and Accounting Officer)	April 15, 2014

/s/ Huang Run Peng Huang Run Peng	Director	April 15, 2014

/s/ Wu Cai Xia Wu Cai Xia	Director	April 15, 2014

19

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*

3.2	By-laws, as currently in effect*

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*

14.1	Code of Business Conduct and Ethics*

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.1	Temporary Hardship Exemption

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*  Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-5379.

**	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T