Form 10-Q
period 2014-03-31
Domain Extremes Inc.
filed 2014-05-14
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2014

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2014: 144,542,831 shares of Common Stock, par value US $0.001

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

2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

3

Domain Extremes, Inc.

Unaudited Balance Sheets

As of March 31, 2014 (unaudited) and December 31, 2013 (audited)

		At March 31,	At December 31,
	Notes	2014	2013
		(unaudited)	(audited)
		$	$

ASSETS
Current Assets :
Cash and cash equivalents		220	281
Prepaid expenses and other receivables	6	10,430	10,430

Total Current Assets		10,650	10,711
Non-Current Assets :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		10,650	10,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	22,807	18,408
Advance from related parties	8	238,923	221,843

Total Current Liabilities		261,730	240,251

TOTAL LIABILITIES		261,730	240,251

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock
Par value: US$0.001
Authorized: 2014 – 200,000,000 shares (2013 – 200,000,000 shares)
Issued and outstanding: 2014 –144,542,831 shares (2013 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in capital		67,907	67,907
Deficit accumulated during the development stage		(463,530)	(441,990)

TOTAL STOCKHOLDERS’ (DEFICIT)/ EQUITY		(251,080)	(229,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/ EQUITY		10,650	10,711

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

		For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2014
		2014	2013
	Notes	$	$	$

Net sales		2,538	3,692	77,076
Cost of sales		–	–	–

Gross Profit		2,538	3,692	77,076
Impairment loss of long-term investment		–	–	(10,000)
Impairment loss of intangible assets		–	–	(3,910)
Other operating income	3	–	–	25,256
Administrative and other operating expenses, including share based compensation		(24,078)	(26,724)	(551,952)

Operating loss before income taxes		(21,540)	(23,032)	(463,530)
Income taxes	4	–	–	–

Net loss and comprehensive loss		(21,540)	(23,032)	(463,530)

Loss per share of common stock
- Basic and diluted		(0.00)	(0.00)

Weighted average shares of common stock
- Basic and diluted		144,542,831	144,542,831

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

	For the Three months ended March 31, 2014	For the Three months ended March 31, 2013	For the period January 23, 2006 (inception) through March 31, 2014
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(21,540)	(23,032)	(463,530)
Depreciation	–	–	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	–	–	(10,430)
Amount due to related parties	17,080	25,956	238,923
Accrued expenses and other payables	4,399	(136)	22,807

Net cash (used in) / provided by operating activities	(61)	2,788	(139,197)

Cash flows from financing activity:
Issuance of share capital	–	–	141,020

Net cash provided by financing activity	–	–	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase / (decrease) in cash and cash equivalents	(61)	2,788	220
Cash and cash equivalents at beginning of the period	281	1,621	–

Cash and cash equivalents at end of the period	220	4,409	220

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Stockholders’ Equity and Comprehensive Income

For the period ended March 31, 2014

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, December 31,2012	144,542,831	144,543	67,907	(284,530)	(72,080)

Net loss and comprehensive loss	–	–	–	(157,460)	(157,460)

Balance, December 31, 2013	144,542,831	144,543	67,907	(441,990)	(229,540)

Net loss and comprehensive loss	–	–	–	(21,540)	(21,540)

Balance, March 31, 2014	144,542,831	144,543	67,907	(463,530)	(251,080)

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and nature of operations

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $77,076 and has incurred an accumulated deficit of $463,530.

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

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

Recently issued accounting pronouncements (continued)

In March 2014, FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC). Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity. To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity. If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

3.	Other income

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2014
	2014	2013
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	–	24,847
Total	–	–	25,256

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended March 31, 2014 and 2013.

The Company’s operations are carried out in Hong Kong, the PRC, and is subject to Hong Kong profit tax at 16.5% in 2014 (2013: 16.5%). No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

The cumulative net operating loss carry forward is approximately $463,530 and $441,990 as at March 31, 2014 and December 31, 2013 respectively, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.	Income taxes (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2014
	2014	2013
	$	$	$
Deferred tax asset attributable to Net operating loss carryover	7,324	7,831	157,600
Valuation allowance	(7,324)	(7,831)	(157,600)
Net deferred tax assets	–	–	–

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2014 and December 31, 2013 are 144,542,831 and 144,542,831 respectively.

Equity transactions during the period

There is no change in equity transactions during the year ended December 31, 2013.

There is no equity transactions during the period from January 1, 2014 to the period ended March 31, 2014.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of March 31, 2014 and December 31, 2013 are summarized as follows:

	At March 31,	At December 31,
	2014	2013
	(unaudited)	(audited)
	$	$

Other receivables	10,430	10,430
Prepaid expenses	–	–

Total	10,430	10,430

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.	Accrued expenses and other payables

Accrued expenses and other payables as of March 31, 2014 and December 31, 2013 are summarized as follows:

	At March 31,	At December 31,
	2014	2013
	(unaudited)	(audited)
	$	$

Accrued audit fee	11,154	9,615
Other payable	11,653	8,793

Total	22,807	18,408

8.	Advance from related parties

The amount due to related parties as of March 31, 2014 and December 31, 2013 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date and repayable upon demand.

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended March 31, 2014 and December 31, 2013.

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

We have evaluated significant events and transactions that occurred from April 1, 2014 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended March 31, 2014.

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

General

We were incorporated in the State of Nevada in January 2006 and are a development stage company. Our business is to develop and operate Internet websites and applications on mobile platforms. We intend to earn revenues through advertisements sold on these websites and applications. Our goal is to become the largest network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China Basin with contents on travel, food, entertainment, activities and city life. As of the date of this Quarterly Report, we have launched the websites www.drinkeat.com, which provides reviews of restaurants in Hong Kong, and www.sowhat.asia (in beta version), which acts as a platform for members to upload photos and videos and comments on traffic, hygiene, environmental and similar issues in Hong Kong. These two websites are currently generating advertising income through banner and pay-per-click advertisements.

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

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

In March 2014, FASB has issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC). Under current U.S. GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either: (a) a voting interest model; or (b) a variable interest entity model. In a variable interest entity model, the company has a controlling financial interest when it has: (a) the power to direct the activities that most significantly affect the economic performance of the entity; and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity. To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity. If elected, the accounting alternative should be applied to all leasing arrangements meeting the above conditions. The alternative should be applied retrospectively to all periods presented, and is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early application is permitted for all financial statements that have not yet been made available for issuance.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying financial statements.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Balance Sheet

Our total assets at March 31, 2014 were $10,650 compared to $10,711 at December 31, 2013. Our total liabilities were $261,730 at March 31, 2014 compared to $240,251 at December 31, 2013, principally due to the increase of $17,080 in advance from related parties. As a result, net assets for the period under review have decreased from ($229,540) at December 31, 2013 to ($251,080) at March 31, 2014.

Net Sales

We generated revenues of $2,538 for the period ended March 31, 2014, compared to $3,692 for the period ended March 31, 2013. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $21,540 for the three months ended March 31, 2014 and $23,032 for the three months ended March 31, 2013, principally due to a substantial decrease in our administrative expenses as we have decreased our development activities.

We incurred general, administrative and operating expenses of $24,078 for the three months ended March 31, 2014 and $26,724 for the three months ended March 31, 2013. Of these amounts, $16,500 related to the value of cash compensation to our directors for the three months ended March 31, 2014 and March 31, 2013 respectively. In addition, a substantial portion of our expenses for the three months ended March 31, 2014 related to audit fees and accounting service fees, and for the three months ended March 31, 2013 related to legal fees, professional fees and accounting service fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2014 and 2013. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $220, compared to $281 at December 31, 2013, a decrease of $61. The decrease is principally due to the increase in cash used in operation.

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

We expect our cash flow needs over the next 12 months through April 2015 to be approximately $143,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $11,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2014, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

DOMAIN EXTREMES, INC.

Dated: May 14, 2014	By:	/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: May 14, 2014	By:	/s/ Stephen Tang
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

*Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

