Form 10-Q
period 2014-09-30
Domain Extremes Inc.
filed 2015-11-23
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2014

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2014: 144,542,831 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

1

PART I. FINANCIAL INFORMATION

Domain Extremes, Inc.

Unaudited Balance Sheets

As of September 30, 2014 (unaudited) and December 31, 2013 (audited)

		At September 30,	At December 31,
	Notes	2014	2013
		(unaudited)	(audited)
		$	$

ASSETS
Current Assets :
Cash and cash equivalents		284	281
Prepaid expenses and other receivables	6	10,430	10,430

Total Current Assets		10,714	10,711
Non-Current Assets :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		10,714	10,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	24,192	18,408
Advance from related parties	8	268,552	221,843

Total Current Liabilities		292,744	240,251

TOTAL LIABILITIES		292,744	240,251

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock
Par value: US$0.001
Authorized: September 30, 2014 – 200,000,000 shares (December 31, 2013 – 200,000,000 shares)
Issued and outstanding: September 30, 2014 – 144,542,831 shares (December 31, 2013 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in capital		67,907	67,907
Deficit accumulated during the development stage		(494,480)	(441,990)

TOTAL STOCKHOLDERS’ (DEFICIT)/ EQUITY		(282,030)	(229,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/ EQUITY		10,714	10,711

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Operations

For the Three Months and Nine Months Ended September 30, 2014 and 2013

		For the Three months ended September 30,		For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2014
		2014	2013	2014	2013
	Notes	$	$	$	$	$

Net sales		2,346	3,692	7,422	11,076	81,960
Cost of sales		–	–	–	–	–

Gross Profit		2,346	3,692	7,422	11,076	81,960
Other operating income	3	–	–	–	–	25,256
Impairment loss of long-term investment		–	–	–	–	(10,000)
Impairment loss of intangible assets		–	–	–	–	(3,910)
Administrative and other operating expenses, including share based compensation		(16,186)	(25,791)	(59,912)	(78,438)	(587,786)

Operating loss before income taxes		(13,840)	(22,099)	(52,490)	(67,362)	(494,480)
Income taxes	4	–	–	–	–	–

Net loss and comprehensive loss		(13,840)	(22,099)	(52,490)	(67,362)	(494,480)

Loss per share of common stock - Basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock - Basic and diluted		144,542,831	144,542,831	144,542,831	144,542,831

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

	For the Nine months ended September 30, 2014	For the Nine months ended September 30, 2013	For the period January 23, 2006 (inception) through September 30, 2014
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(52,490)	(67,362)	(494,480)
Depreciation	–	–	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	–	–	(10,430)
Amount due to related parties	46,709	65,450	268,552
Accrued expenses and other payables	5,784	738	24,192

Net cash provided by / (used in) operating activities	3	(1,174)	(139,133)

Cash flows from financing activity:
Issuance of share capital	–	–	141,020

Net cash provided by financing activity	–	–	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase / (decrease) in cash and cash equivalents	3	(1,174)	284
Cash and cash equivalents at beginning of the period	281	1,621	–

Cash and cash equivalents at end of the period	284	447	284

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended September 30, 2014

	Common Stock		Additional Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, December 31,2012	144,542,831	144,543	67,907	(284,530)	(72,080)

Net loss and comprehensive loss	–	–	–	(157,460)	(157,460)

Balance, December 31,2013	144,542,831	144,543	67,907	(441,990)	(229,540)

Net loss and comprehensive loss	–	–	–	(52,490)	(52,490)

Balance, September 30, 2014	144,542,831	144,543	67,907	(494,480)	(282,030)

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $81,960 and has incurred an accumulated deficit of $494,480.

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

3.	Other income

	For the Nine months ended September 30,		For the period of January 23, 2006 (inception) through September 30, 2014
	2014	2013
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	–	24,847

Total	–	–	25,256

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended September 30, 2014 and 2013.

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

The cumulative net operating loss carry forward is approximately $494,480 and $441,990 as at September 30, 2014 and December 31, 2013 respectively, and will be expired beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.	Income taxes (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2014
	2014	2013
	$	$	$

Deferred tax asset attributable to Net operating loss carryover	17,847	22,903	168,123

Valuation allowance	(17,847)	(22,903)	(168,123)

Net deferred tax assets	–	–	–

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2014 and December 31, 2013 are 144,542,831 and 144,542,831 respectively.

Equity transactions during the period

There is no change in equity transactions during the year ended December 31, 2013.

There is no equity transactions during the period from January 1, 2014 to the period ended September 30, 2014.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of September 30, 2014 and December 31, 2013 are summarized as follows:

	At September 30,	At December 31,
	2014	2013
	(unaudited)	(audited)
	$	$

Other receivables	10,430	10,430

Total	10,430	10,430

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.	Accrued expenses and other payables

Accrued expenses and other payables as of September 30, 2014 and December 31, 2013 are summarized as follows:

	At September 30,	At December 31,
	2014	2013
	(unaudited)	(audited)
	$	$

Accrued audit fee	513	9,615
Other payables	23,679	8,793

Total	24,192	18,408

8.	Advance from related parties

The amount due to related parties as of September 30, 2014 and December 31, 2013 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date and repayable upon demand.

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended September 30, 2014 and December 31, 2013.

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

We have evaluated significant events and transactions that occurred from October 1, 2014 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended September 30, 2014.

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

General

We were incorporated in the State of Nevada in January 2006 and are a development stage company. Our business is to develop and operate Internet websites and applications on mobile platforms. We intend to earn revenues through advertisements sold on these websites and applications. Our goal is to become the largest network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China Basin with contents on travel, food, entertainment, activities and city life. As of the date of this Quarterly Report, we have launched the website www.drinkeat.com, which provides reviews of restaurants in Hong Kong. This website is currently generating advertising income through banner and pay-per-click advertisements.

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

Income Taxes

The Company utilizes FASB Accounting Standard Codification Topic 740 (“ASC 740”) “Income taxes” (formerly known as SFAS No. 109, “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Net Sales

We generated revenues of $2,346 and $7,422 for the three and nine months, respectively, ended September 30, 2014, compared to $3,692 and $11,076 for the three and nine months, respectively, ended September 30, 2013. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $13,840 and $52,490 for the three and nine months, respectively, ended September 30, 2014 and $22,099 and $67,362 for the three and nine months, respectively, ended September 30, 2013, principally due to a substantial decrease in our administrative expenses as we have decreased our development activities.

We incurred general, administrative and operating expenses of $16,186 and $59,912 for the three and nine months, respectively, ended September 30, 2014 and $25,791 and $78,438 for the three and nine months, respectively, ended September 30, 2013. Of these amounts, $10,500 and $37,500 related to the value of cash compensation to our directors for the three and six months, respectively, ended September 30, 2014, $16,500 and $49,500 related to the value of cash compensation to our directors for the three and six months, respectively, ended September 30, 2013. In addition, a substantial portion of our expenses for the three and nine months ended September 30, 2014 related to audit fees and accounting service fees, and for the three and nine months ended September 30, 2013 related to professional fees and accounting service fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and nine months ended September 30, 2014 and 2013. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

Our total assets at September 30, 2014 were $10,714 compared to $10,711 at December 31, 2013. Our total liabilities were $292,744 at September 30, 2014 compared to $240,251 at December 31, 2013, principally due to the increase of $46,709 in advance from related parties. As a result, there was a working capital deficit of $282,030 on September 30, 2014 and it was $229,540 as of December 31, 2013. It increased $52,490.

At September 30, 2014, we had cash and cash equivalents of $284, compared to $281 at December 31, 2013, an increase of $3. The increase is principally due to the increase in cash provided by operation.

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

The Company is working hard on reducing the expenses and so we expect our cash flow needs over the next 12 months through October 2015 to be approximately $70,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $7,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2014, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

