Form 10-K
period 2014-12-31
Domain Extremes Inc.
filed 2015-12-17
CIK 1469038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer □	Accelerated filer □

Non-accelerated filer □	Smaller Reporting Company ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). □ Yes ■ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,982 as of June 30, 2014 (the registrant’s most recently completed second quarter), based upon total outstanding shares as of such date of 144,542,831, of which 19,815,955 shares were held by non-affiliates. As of June 30, 2014, the last transacted price of the registrant was US$0.0001 per share.

As of June 30, 2015, there were 144,542,831 shares of the registrant’s common stock outstanding.

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

ii

PART I

ITEM 1.	BUSINESS

Overview

We were incorporated in the State of Nevada in January 2006 and are a development stage company. Our business is to develop and operate Internet websites and applications on mobile platforms. We intend to earn revenues through advertisements sold on these websites and applications. Our goal is to become the largest network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China Basin with contents on travel, food, entertainment, activities and city life. As of the date of this Annual Report, we have launched the website www.drinkeat.com, which provides reviews of restaurants in Hong Kong.

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

Our Business

We are an active developer and operator of lifestyle-centered websites and mobile platform applications in the Hong Kong and Greater China Basin. We intend to build content centered on travel, food, city life and entertainment in the region.

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
2

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

Employees

As of December 31, 2014, we had one full-time employee and four part-time employees taking care of website content development, testing and administrative matters. We intend to add full and part-time employees, as well as consultants, as our network continues to expand.

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

Holders

As of December 31, 2014, we had 144,542,831 shares of our common stock issued and outstanding, and held by 753 persons.

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

The Company did not issue any shares without registration in 2013 and 2014.

Issuer Purchases of Equity Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2014 and 2013, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

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

Results of Operations

Two Years Ended December 31, 2014 and 2013

Net Sales

We generated revenues of $7,615 for the year ended December 31, 2014, compared to $14,769 for fiscal 2013. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $67,453 in 2014 compared to a net loss of $157,460 in 2013, principally due to a substantial decrease in our administrative expenses as discussed below.

We incurred general, administrative and operating expenses of $75,068 in 2014 and $172,229 in 2013. Of these amounts, $48,000 and $66,000 related to the value of director fees to our directors in each of 2014 and 2013, respectively, in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses for the year ended December 31, 2014 related to accounting service fees and audit fees, and for the year ended December 31, 2013 relates to app development expenses, legal fees, professional fees, accounting service fees and audit fees.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2014, we had cash and cash equivalents of $143, compared to $281 at December 31, 2013, a decrease of $138. This decrease is principally due to the increase in cash used in operation.

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

We expect our cash flow needs over the next 12 months to be approximately $70,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $7,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

In March 2014, FASB issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

Under GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either (a) a voting interest model or (b) a variable interest entity model. Under the variable interest entity model, the company has a controlling financial interest when it has (a) the power to direct the activities that most significantly affect the economic performance of the entity and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity.

To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

•	The private company lessee and the lessor are under common control;
•	The private company lessee has a leasing arrangement with the lessor;
•	Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and
•	If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

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

In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in ASU No. 2014-08 enhance convergence between GAAP and the International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in ASU No. 2014-08 are effective beginning the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it becomes effective for financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Tabular Disclosure of Contractual Obligations

This information is not required of smaller reporting companies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required of smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements to be provided in this Annual Report on Form 10-K are included following Part IV, Item 15, commencing on page F-1.

Summarized Quarterly Data (unaudited)

The following table summarizes our quarterly results of operations for the year ended December 31, 2014:

	Quarter ended March 31, 2014	Quarter ended June 30, 2014	Quarter ended September 30, 2014	Quarter ended December 31, 2014
Revenue	2,538	2,538	2,346	193
Loss from operations	(24,078)	(19,648)	(16,186)	(15,156)
Interest income	–	–	–	–
Profit/(Loss) before provision for income taxes	(21,540)	(17,110)	(13,840)	(14,963)
Provision for income taxes	–	–	–	–
Net Profit/(Loss)	(21,540)	(17,110)	(13,840)	(14,963)
Weighted average shares outstanding basic and diluted	144,542,831	144,542,831	144,542,831	144,542,831
Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Based upon their evaluation as of December 31, 2014, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at that reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of December 31, 2014.

Name	Age	Position

Francis Bok	48	Director, President (principal executive officer)
Stephen Tang	62	Director, Treasurer (principal financial officer)
Huang Run Peng	52	Director
Wu Cai Xia	48	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

From November 8, 2011, we pay directors’ fees to Mr. Francis Bok and Mr. Stephen Tang of $1,000 per month and $2,500 per month, respectively. From February 7, 2012 to March 31, 2014, we pay directors’ fees to Mr. Huang Run Peng and Ms. Wu Cai Xia of $1,000 each per month. Our directors’ fees are paid in cash or stock at the option of the Company.

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

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2013 and 2014, we paid cash compensation to our directors for services as directors as set forth in the Summary Compensation Table below. Mr. Bok’s reimbursed expenses were $13 and Mr. Tang’s reimbursed expenses were $9,260 in 2014.

Summary Compensation Table(1)

Name and Principal Position	Director Fees	All other compensation	Total
	($)	($)	($)
Francis Bok [President (principal executive officer) and Director]
2013	12,000.00	–	12,000.00
2014	12,000.00	–	12,000.00
Stephen Tang [Treasurer (principal financial officer) and Director]
2013	30,000.00	–	30,000.00
2014	30,000.00	–	30,000.00
Huang Run Peng (Director)
2013	12,000.00	–	12,000.00
2014	3,000.00	–	3,000.00
Wu Cai Xia (Director)
2013	12,000.00	–	12,000.00
2014	3,000.00	–	3,000.00

(1) Mr. Bok, Mr. Tang, Mr. Huang and Ms. Wu did not receive any salary, bonus, stock awards, option awards, non-equity incentive compensation earnings, or nonqualified deferred compensation earnings in 2013 or 2014. Amounts received as “Directors' Fees” reflect the dollar value of cash received in 2013 and 2014.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2014. The information in this table provides the ownership information for:

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

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $279,103 in 2014 and $221,843 in 2013. In 2013 and 2014, Mr. Huang and Ms. Wu advanced amounts for director fee; Mr. Bok and Mr. Tang advanced amounts for cash, director fee, legal fees, professional service fees and transfer agent fees. Promula Trading Limited, which is owned by Mr. Huang and Ms. Wu advanced amounts for cash.

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

On April 14, 2014, we appointed AWC (CPA) Limited (formerly known as Albert Wong & Co.) to be our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended December 31, 2014, we paid our principal accountants $5,128 in connection with our annual audit for the year ended December 31, 2013 and the review of our Quarterly Reports on Form 10-Q. The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 is $1,667. The aggregate of such fees is $6,795.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2014.

Tax Fees

During fiscal 2014, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2014, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

DOMAIN EXTREMES INC.

(A CORPORATION IN THE DEVELOPMENT STAGE)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

AND INDEPENDENT AUDITORS’ REPORT

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The board of directors and stockholders of

       Domain Extremes Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Domain Extremes Inc., a development stage company, ("the Company") as of December 31, 2014 and 2013 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2014 and 2013 as well as the period from January 23, 2006 (date of inception) to December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the year ended December 31, 2014 and 2013 as well as the period from January 23, 2006 (date of inception) to December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at December 31, 2014 of $509,443 including net losses of $67,453 for the year ended December 31, 2014. These factors, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AWC (CPA) Ltd.
Hong Kong, China	AWC (CPA) Ltd.
December 16, 2015	Certified Public Accountants

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Stated in US Dollars)

		At December 31,
	Notes	2014	2013
		$	$

ASSETS
Current Asset :
Cash and cash equivalents		143	281
prepaid expenses and other receivables	6	10,430	10,430

Total Current Asset		10,573	10,711

Non-Current Asset :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		10,573	10,711

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	28,463	18,408
Advance from related parties	8	279,103	221,843

Total Current Liabilities		307,566	240,251

TOTAL LIABILITIES		307,566	240,251

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock
Par value: US$0.001

Authorized: 200,000,000 shares (2013 – 200,000,000 shares) Issued and outstanding: 2014 – 144,542,831 shares (2013 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in-capital		67,907	67,907
Deficit accumulated during the development stage		(509,443)	(441,990)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(296,993)	(229,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		10,573	10,711

See accompanying notes to financial statements.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

		For the year ended December 31, 2014	For the year ended December 31, 2013	For the period January 23, 2006 (inception) through December 31, 2014

	Notes	$	$	$

Net sales		7,615	14,769	82,153
Cost of sales		–	–	–

Gross Profit		7,615	14,769	82,153
Impairment loss of long-term investment		–	–	(10,000)
Impairment loss of intangible assets			–	(3,910)
Other operating income	3	–	–	25,256
Administrative and other operating expenses, including share based compensation		(75,068)	(172,229)	(602,942)

Operating profit/ (loss) before income taxes		(67,453)	(157,460)	(509,443)
Income taxes	4	–	–	–

Net loss and comprehensive loss		(67,453)	(157,460)	(509,443)

Loss per share of common stock - Basic and diluted		(0.00)	(0.00)

Weighted average shares of common stock - Basic and diluted		144,542,831	144,542,831

See accompanying notes to financial statements.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total
		$	$	$	$

Balance, December 31, 2012	144,542,831	144,543	67,907	(284,530)	(72,080)

Net loss and comprehensive loss	–	–	–	(157,460)	(157,460)

Balance, December 31, 2013	144,542,831	144,543	67,907	(441,990)	(229,540)

Net loss and comprehensive loss	–	–	–	(67,453)	(67,453)

Balance, December 31, 2014	144,542,831	144,543	67,907	(509,443)	(296,993)

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period January 23, 2006 (inception) through December 31, 2014

	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(67,453)	(157,460)	(509,443)
Depreciation	–	312	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	–	58,474	(10,430)
Amount due to related parties	57,260	87,235	279,103
Accrued expenses and other payables	10,055	10,099	28,463

Net cash used in operating activities	(138)	(1,340)	(139,274)

Cash flows from financing activity:
Issuance of share capital	–	–	141,020

Net cash provided by financing activity	–	–	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net (decrease)/increase in cash and cash equivalents	(138)	(1,340)	143

Cash and cash equivalents at beginning of the year	281	1,621	–

Cash and cash equivalents at end of the year	143	281	143

Supplementary disclosures of cash flow information:
Interest paid	–	–	–
Income taxes paid	–	–	–

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $82,153 and has incurred an accumulated deficit of $509,443.

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

Recently issued accounting pronouncements

In March 2014, FASB issued Accounting Standards Update (ASU) No. 2014-07, Applying Variable Interest Entities Guidance to Common Control Leasing Arrangements. The guidance addresses the consolidation of lessors in certain common control leasing arrangements and is based on a consensus reached by the Private Company Council (PCC).

Under GAAP, a company is required to consolidate an entity in which it has a controlling financial interest. The assessment of controlling financial interest is performed under either (a) a voting interest model or (b) a variable interest entity model. Under the variable interest entity model, the company has a controlling financial interest when it has (a) the power to direct the activities that most significantly affect the economic performance of the entity and (b) the obligation to absorb losses or the right to receive benefits of the entity that could be potentially significant to the entity.

To determine which model applies, a company preparing financial statements must first determine whether it has a variable interest in the entity being evaluated for consolidation and whether that entity is a variable interest entity.

The new guidance allows a private company to elect (when certain conditions exist) not to apply the variable interest entity guidance to a lessor under common control. Instead, the private company would make certain disclosures about the lessor and the leasing arrangement.

Under the amendments in this ASU, a private company lessee could elect an alternative not to apply variable interest entity guidance to a lessor when:

•	The private company lessee and the lessor are under common control;
•	The private company lessee has a leasing arrangement with the lessor;
•	Substantially all of the activity between the private company lessee and the lessor is related to the leasing activities (including supporting leasing activities) between those two companies, and
•	If the private company lessee explicitly guarantees or provides collateral for any obligation of the lessor related to the asset leased by the private company, then the principal amount of the obligation at inception does not exceed the value of the asset leased by the private company from the lessor.

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

In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncement (Continued)

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in ASU No. 2014-08 enhance convergence between GAAP and the International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in ASU No. 2014-08 are effective beginning the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it becomes effective for financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Other income

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the period January 23, 2006 (inception) through December 31, 2014
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	–	24,847

Total	–	–	25,256

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the years ended December 31, 2014 and 2013.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

4.	Income taxes (continued)

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

The cumulative net operating loss carry forward is approximately $509,443 and $441,990 as at December 31, 2014 and 2013 respectively, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Year ended December 31,
	2014	2013
	$	$

Deferred tax asset attributable to Net operating loss carryover	173,211	150,277

Valuation allowance	(173,211)	(150,277)

Net deferred tax assets	–	–

5.	Shareholders’ equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2014 and 2013 are 144,542,831 and 144,542,831 respectively.

Equity transactions

There are no changes in equity transactions during the years ended December 31, 2014 and 2013.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of December 31, 2014 and 2013 are summarized as follows:

	Year ended December 31,
	2014	2013
	$	$

Other receivables	10,430	10,430
Prepaid expenses	–	–

Total	10,430	10,430

7.	Accrued expenses and other payables

Accrued expenses and other payables as of December 31, 2014 and 2013 are summarized as follows:

	Year ended December 31,
	2014	2013
	$	$

Accrued audit fee	2,179	9,615
Other payables	26,284	8,793

Total	28,463	18,408

8.	Advance from related parties

The amounts due to related parties as of December 31, 2014 and 2013 represent advanced payment due to the Company’s directors and shareholder. The amounts due to directors and shareholder are interest free without collateral and maturity date, and repayable upon demand.

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the years ended December 31, 2014 and 2013.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

10.	Current vulnerability due to certain concentrations

The Company's operations are carried out in Hong Kong, Special Administration Region of the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong, and by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

11.	Subsequent Events

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the year ended December 31, 2014.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of December, 2015.

DOMAIN EXTREMES INC.

Date: December 17, 2015	By: /s/ Francis Bok
Francis Bok
President
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
_/s/ Francis Bok Francis Bok	President; Director (Principal Executive Officer)	December 17, 2015
_/s/ Stephen Tang Stephen Tang	Treasurer; Director (Principal Financial and Accounting Officer)	December 17, 2015
/s/ Huang Run Peng Huang Run Peng	Director	December 17, 2015
_/s/ Wu Cai Xia Wu Cai Xia	Director	December 17, 2015

20

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*

3.2	By-laws, as currently in effect*

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*

14.1	Code of Business Conduct and Ethics*

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-5379.
**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.