Form 10-Q
period 2015-03-31
Domain Extremes Inc.
filed 2015-12-23
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2015

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2015: 144,542,831 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Domain Extremes, Inc.

Unaudited Balance Sheets

As of March 31, 2015 (unaudited) and December 31, 2014 (audited)

		At March 31,	At December 31,
	Notes	2015	2014
		(unaudited)	(audited)
		$	$

ASSETS
Current Assets :
Cash and cash equivalents		152	143
Prepaid expenses and other receivables	6	10,430	10,430

Total Current Assets		10,582	10,573
Non-Current Assets :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		10,582	10,573

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	31,523	28,463
Advance from related parties	8	290,154	279,103

Total Current Liabilities		321,677	307,566

TOTAL LIABILITIES		321,677	307,566

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock
Par value: US$0.001
Authorized: March 31, 2015 – 200,000,000 shares (December 31, 2014 – 200,000,000 shares)
Issued and outstanding: March 31, 2015 – 144,542,831 shares (December 31, 2014 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in capital		67,907	67,907
Deficit accumulated during the development stage		(523,545)	(509,443)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(311,095)	(296,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY		10,582	10,573

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

		For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2015
		2015	2014
	Notes	$	$	$
Net sales		2,073	2,538	84,226
Cost of sales		–	–	–

Gross Profit		2,073	2,538	84,226
Other operating income	3	–	–	25,256
Impairment loss of long-term investment		–	–	(10,000)
Impairment loss of intangible assets		–	–	(3,910)
Administrative and other operating expenses, including share based compensation		(16,175)	(24,078)	(619,117)
Operating loss before income taxes		(14,102)	(21,540)	(523,545)
Income taxes	4	–	–	–

Net loss and comprehensive loss		(14,102)	(21,540)	(523,545)

Loss per share of common stock - Basic and diluted		(0.00)	(0.00)

Weighted average shares of common stock - Basic and diluted		144,542,831	144,542,831

The accompanying notes are an integral part of these financial statements

Domain Extremes, Inc.

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

	For the Three months ended March 31, 2015	For the Three months ended March 31, 2014	For the period January 23, 2006 (inception) through March 31, 2015
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(14,102)	(21,540)	(523,545)
Depreciation	–	–	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	–	–	(10,430)
Amount due to related parties	11,051	17,080	290,154
Accrued expenses and other payables	3,060	4,399	31,523

Net cash provided by / (used in) operating activities	9	(61)	(139,265)

Cash flows from financing activity:
Issuance of share capital	–	–	141,020

Net cash provided by financing activity	–	–	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase / (decrease) in cash and cash equivalents	9	(61)	152
Cash and cash equivalents at beginning of the period	143	281	–

Cash and cash equivalents at end of the period	152	220	152

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended March 31, 2015

	Common Stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, December 31,2013	144,542,831	144,543	67,907	(441,990)	(229,540)
Net loss and comprehensive loss	–	–	–	(67,453)	(67,453)

Balance, December 31,2014	144,542,831	144,543	67,907	(509,443)	(296,993)
Net loss and comprehensive loss	–	–	–	(14,102)	(14,102)

Balance, March 31, 2015	144,542,831	144,543	67,907	(523,545)	(311,095)

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $84,226 and has incurred an accumulated deficit of $523,545.

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

Recently issued accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.

The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The FASB heard from stakeholders that the concept of extraordinary items causes uncertainty because it is unclear when an item should be considered both unusual and infrequent. Additionally, some stakeholders said that although users find information about unusual or infrequent events and transactions useful, they do not find the extraordinary item classification and presentation necessary to identify those events and transactions. Other stakeholders noted that it is extremely rare in current practice for a transaction or event to meet the requirements to be presented as an extraordinary item.

This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The FASB has issued an Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).

The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities.

In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by:

-Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

-Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

-Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

The ASU will be effective for periods beginning after December 15, 2015, for public companies. For private companies and not-for-profit organizations, the ASU will be effective for annual periods beginning after December 15, 2016; and for interim periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period.

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.

Early adoption of the amendments is permitted for financial statements that have not been previously issued.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).

The FASB has issued Accounting Standards Update (ASU) No. 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this ASU provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. Employee benefit plans are not within the scope of the amendments.

If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a re-measurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (e.g., changes in market prices or interest rates).

If an entity applies the practical expedient and a contribution is made between the month-end date used to measure defined benefit plan assets and obligations and the entity’s fiscal year-end, the entity should not adjust the fair value of each class of plan assets for the effects of the contribution. Instead, the entity should disclose the amount of the contribution to permit reconciliation of the total fair value of all the classes of plan assets in the fair value hierarchy to the ending balance of the fair value of plan assets.

An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this ASU.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. The amendments should be applied prospectively.

IFRS does not have a practical expedient that permits an entity to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity’s fiscal year-end (or the month-end that is closest to the date of a significant event that occurred in an interim period), whereas the amendments in this Update provide that practical expedient.

The FASB has issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements.

The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification™ in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software.

The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.

The FASB has issued ASU No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force). The amendments apply to master limited partnerships subject to the Master Limited Partnerships Subsections of Topic 260, Earnings per Share, that receive net assets through a dropdown transaction.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

The amendments specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required.

Current GAAP does not contain guidance for master limited partnerships that specifies how historical earnings per unit should be affected when a dropdown transaction occurs that is accounted for as a transaction between entities under common control.

The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments should be applied retrospectively for all financial statements presented.

The FASB has issued Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient.

Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must consider the length of time until those investments become redeemable to determine the classification within the fair value hierarchy.

The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3.	Other income

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2015
	2015	2014
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	–	24,847
Total	–	–	25,256

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended March 31, 2015 and 2014.

The Company’s operations are carried out in Hong Kong, the PRC, and is subject to Hong Kong profit tax at 16.5% in 2015 (2014: 16.5%). No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

The cumulative net operating loss carry forward is approximately $523,545 and $509,443 as at March 31, 2015 and December 31, 2014 respectively, and will be expired beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2015
	2015	2014
	$	$	$
Deferred tax asset attributable to Net operating loss carryover	4,795	7,324	178,005
Valuation allowance	(4,795)	(7,324)	(178,005)
Net deferred tax assets	–	–	–

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2015 and December 31, 2014 are 144,542,831 and 144,542,831 respectively.

Equity transactions during the period

There is no change in equity transactions during the year ended December 31, 2014.

There is no equity transactions during the period from January 1, 2015 to the period ended March 31, 2015.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of March 31, 2015 and December 31, 2014 are summarized as follows:

	At March 31,	At December 31,
	2015	2014
	(unaudited)	(audited)
	$	$

Other receivables	10,430	10,430

Total	10,430	10,430

7.	Accrued expenses and other payables

Accrued expenses and other payables as of March 31, 2015 and December 31, 2014 are summarized as follows:

	At March 31,	At December 31,
	2015	2014
	(unaudited)	(audited)
	$	$

Accrued audit fee	8,461	8,205
Other payables	23,062	20,258

Total	31,523	28,463

8.	Advance from related parties

The amount due to related parties as of March 31, 2015 and December 31, 2014 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date and repayable upon demand.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended March 31, 2015 and December 31, 2014

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

We have evaluated significant events and transactions that occurred from April 1, 2015 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended March 31, 2015.

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

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.

The FASB issued this ASU as part of its initiative to reduce complexity in accounting standards. The objective of the simplification initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements.

This ASU eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The FASB heard from stakeholders that the concept of extraordinary items causes uncertainty because it is unclear when an item should be considered both unusual and infrequent. Additionally, some stakeholders said that although users find information about unusual or infrequent events and transactions useful, they do not find the extraordinary item classification and presentation necessary to identify those events and transactions. Other stakeholders noted that it is extremely rare in current practice for a transaction or event to meet the requirements to be presented as an extraordinary item.

This ASU will also align more closely U.S. GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items.

The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The FASB has issued an Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).

The ASU focuses on the consolidation evaluation for reporting organizations (public and private companies and not-for-profit organizations) that are required to evaluate whether they should consolidate certain legal entities.

In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by:

-Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

-Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

-Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

The ASU will be effective for periods beginning after December 15, 2015, for public companies. For private companies and not-for-profit organizations, the ASU will be effective for annual periods beginning after December 15, 2016; and for interim periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period.

The FASB has issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.

Early adoption of the amendments is permitted for financial statements that have not been previously issued.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability).

The FASB has issued Accounting Standards Update (ASU) No. 2015-04, Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this ASU provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. Employee benefit plans are not within the scope of the amendments.

If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a re-measurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (e.g., changes in market prices or interest rates).

If an entity applies the practical expedient and a contribution is made between the month-end date used to measure defined benefit plan assets and obligations and the entity’s fiscal year-end, the entity should not adjust the fair value of each class of plan assets for the effects of the contribution. Instead, the entity should disclose the amount of the contribution to permit reconciliation of the total fair value of all the classes of plan assets in the fair value hierarchy to the ending balance of the fair value of plan assets.

An entity is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in this ASU.

The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. The amendments should be applied prospectively.

IFRS does not have a practical expedient that permits an entity to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity’s fiscal year-end (or the month-end that is closest to the date of a significant event that occurred in an interim period), whereas the amendments in this Update provide that practical expedient.

The FASB has issued Accounting Standards Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Existing GAAP does not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements.

The amendments add guidance to Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance already exists in the FASB Accounting Standards Codification™ in paragraphs 985-605-55-121 through 55-123, but it is included in a Subtopic applied by cloud service providers to determine whether an arrangement includes the sale or license of software.

The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets.

For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change.

The FASB has issued ASU No. 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the FASB Emerging Issues Task Force). The amendments apply to master limited partnerships subject to the Master Limited Partnerships Subsections of Topic 260, Earnings per Share, that receive net assets through a dropdown transaction.

The amendments specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required.

Current GAAP does not contain guidance for master limited partnerships that specifies how historical earnings per unit should be affected when a dropdown transaction occurs that is accounted for as a transaction between entities under common control.

The amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments should be applied retrospectively for all financial statements presented.

The FASB has issued Accounting Standards Update 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments apply to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient.

Topic 820, Fair Value Measurement, permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. Currently, investments valued using the practical expedient are categorized within the fair value hierarchy on the basis of whether the investment is redeemable with the investee at net asset value on the measurement date, never redeemable with the investee at net asset value, or redeemable with the investee at net asset value at a future date. For investments that are redeemable with the investee at a future date, a reporting entity must consider the length of time until those investments become redeemable to determine the classification within the fair value hierarchy.

The amendments remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Net Sales

We generated revenues of $2,073 for the period ended March 31, 2015, compared to $2,538 for the period ended March 31, 2014. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $14,102 for the three months ended March 31, 2015 and $21,540 for the three months ended March 31, 2014, principally due to a substantial decrease in our administrative expenses as we have decreased our development activities.

We incurred general, administrative and operating expenses of $16,175 for the three months ended March 31, 2015 and $24,078 for the three months ended March 31, 2014. Of these amounts, $10,500 and $16,500 related to the value of cash compensation to our directors for the three months ended March 31, 2015 and March 31, 2014 respectively. In addition, a substantial portion of our expenses for the three months ended March 31, 2015 related to audit fees and accounting service fees, and for the three months ended March 31, 2014 related to audit fees and accounting service fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2015 and 2014. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

Our total assets at March 31, 2015 were $10,582 compared to $10,573 at December 31, 2014. Our total liabilities were $321,677 at March 31, 2015 compared to $307,566 at December 31, 2014, principally due to the increase of $11,051 in advance from related parties. As a result, there was a working capital deficit of $311,095 on March 31, 2015 and it was $296,993 as of December 31, 2014. It increased $14,102.

At March 31, 2015, we had cash and cash equivalents of $152, compared to $143 at December 31, 2014, an increase of $9. The increase is principally due to the increase in cash provided by operation.

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

The Company is working hard on reducing the expenses and so we expect our cash flow needs over the next 12 months through April 2016 to be approximately $60,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $6,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2015, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

DOMAIN EXTREMES, INC.

Dated: December 23, 2015	By:	/s/ Francis Bok
Francis Bok
President and Director
(Principal Executive Officer)

Dated: December 23, 2015	By:	/s/ Stephen Tang
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

