Form 10-Q
period 2015-06-30
Domain Extremes Inc.
filed 2015-12-23
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2015

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2015: 144,542,831 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Domain Extremes, Inc.

Unaudited Balance Sheets

As of June 30, 2015 (unaudited) and December 31, 2014 (audited)

		At June 30,	At December 31,
	Notes	2015	2014
		(unaudited)	(audited)
		$	$
ASSETS
Current Assets :
Cash and cash equivalents		187	143
Prepaid expenses and other receivables	6	10,430	10,430

Total Current Assets		10,617	10,573
Non-Current Assets :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		10,617	10,573

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	34,602	28,463
Advance from related parties	8	300,766	279,103

Total Current Liabilities		335,368	307,566

TOTAL LIABILITIES		335,368	307,566

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock
Par value: US$0.001
Authorized: June 30, 2015 – 200,000,000 shares (December 31, 2014 – 200,000,000 shares)
Issued and outstanding: June 30, 2015 – 144,542,831 shares (December 31, 2014 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in capital		67,907	67,907
Deficit accumulated during the development stage		(537,201)	(509,443)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(324,751)	(296,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY		10,617	10,573

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Operations

For the Three Months and Six Months Ended June 30, 2015 and 2014

		For the Three months ended June 30,		For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30, 2015
		2015	2014	2015	2014
	Notes	$	$	$	$	$
Net sales		2,073	2,538	4,146	5,076	86,299
Cost of sales		–	–	–	–	–

Gross Profit		2,073	2,538	4,146	5,076	86,299
Other operating income	3	–	–	–	–	25,256
Impairment loss of long-term investment		–	–	–	–	(10,000)
Impairment loss of intangible assets		–	–	–	–	(3,910)
Administrative and other operating expenses, including share based compensation		(15,729)	(19,648)	(31,904)	(43,726)	(634,846)

Operating loss before income taxes		(13,656)	(17,110)	(27,758)	(38,650)	(537,201)
Income taxes	4	–	–	–	–	–

Net loss and comprehensive loss		(13,656)	(17,110)	(27,758)	(38,650)	(537,201)

Loss per share of common stock - Basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock - Basic and diluted		144,542,831	144,542,831	144,542,831	144,542,831

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

	For the Six months ended June 30, 2015	For the Six months ended June 30, 2014	For the period January 23, 2006 (inception) through June 30, 2015
	$	$	$
Cash flows from operating activities:
Net loss and comprehensive loss	(27,758)	(38,650)	(537,201)
Depreciation	–	–	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	–	–	(10,430)
Amount due to related parties	21,663	36,174	300,766
Accrued expenses and other payables	6,139	2,299	34,602

Net cash provided by / (used in) operating activities	44	(177)	(139,230)

Cash flows from financing activity:
Issuance of share capital	–	–	141,020

Net cash provided by financing activity	–	–	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase / (decrease) in cash and cash equivalents	44	(177)	187
Cash and cash equivalents at beginning of the period	143	281	–

Cash and cash equivalents at end of the period	187	104	187

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended June 30, 2015

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, December 31,2013	144,542,831	144,543	67,907	(441,990)	(229,540)
Net loss and comprehensive loss	–	–	–	(67,453)	(67,453)

Balance, December 31,2014	144,542,831	144,543	67,907	(509,443)	(296,993)
Net loss and comprehensive loss	–	–	–	(27,758)	(27,758)

Balance, June 30, 2015	144,542,831	144,543	67,907	(537,201)	(324,751)

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $86,299 and has incurred an accumulated deficit of $537,201.

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

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3.	Other income

	For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30, 2015
	2015	2014
	$	$	$

Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	–	24,847

Total	–	–	25,256

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended June 30, 2015 and 2014.

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

The cumulative net operating loss carry forward is approximately $537,201 and $509,443 as at June 30, 2015 and December 31, 2014 respectively, and will be expired beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30, 2015
	2015	2014
	$	$	$
Deferred tax asset attributable to
Net operating loss carryover	9,438	13,141	182,648

Valuation allowance	(9,438)	(13,141)	(182,648)

Net deferred tax assets	–	–	–

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of June 30, 2015 and December 31, 2014 are 144,542,831 and 144,542,831 respectively.

Equity transactions during the period

There is no change in equity transactions during the year ended December 31, 2014.

There is no equity transactions during the period from January 1, 2015 to the period ended June 30, 2015.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of June 30, 2015 and December 31, 2014 are summarized as follows:

	At June 30,	At December 31,
	2015	2014
	(unaudited)	(audited)
	$	$

Other receivables	10,430	10,430

Total	10,430	10,430

7.	Accrued expenses and other payables

Accrued expenses and other payables as of June 30, 2015 and December 31, 2014 are summarized as follows:

	At June 30,	At December 31,
	2015	2014
	(unaudited)	(audited)
	$	$

Accrued audit fee	8,718	8,205
Other payables	25,884	20,258

Total	34,602	28,463

8.	Advance from related parties

The amount due to related parties as of June 30, 2015 and December 31, 2014 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date and repayable upon demand.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended June 30, 2015 and December 31, 2014.

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

We have evaluated significant events and transactions that occurred from July 1, 2015 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended June 30, 2015.

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

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Net Sales

We generated revenues of $2,073 and $4,146 for the three and six months, respectively, ended June 30, 2015, compared to $2,538 and $5,076 for the three and six months, respectively, ended June 30, 2014. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $13,656 and $27,758 for the three and six months, respectively, ended June 30, 2015 and $17,110 and $38,650 for the three and six months, respectively, ended June 30, 2014, principally due to a substantial decrease in our administrative expenses as we have decreased our development activities.

We incurred general, administrative and operating expenses of $15,729 and $31,904 for the three and six months, respectively, ended June 30, 2015 and $19,648 and $43,726 for the three and six months, respectively, ended June 30, 2014. Of these amounts, $10,500 and $21,000 related to the value of cash compensation to our directors for the three and six months, respectively, ended June 30, 2015, $10,500 and $27,000 related to the value of cash compensation to our directors for the three and six months, respectively, ended June 30, 2014. In addition, a substantial portion of our expenses for the three and six months ended June 30, 2015 related to audit fees and accounting service fees, and for the three and six months ended June 30, 2014 related to legal fees, professional fees and accounting service fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and six months ended June 30, 2015 and 2014. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

Our total assets at June 30, 2015 were $10,617 compared to $10,573 at December 31, 2014. Our total liabilities were $335,368 at June 30, 2015 compared to $307,566 at December 31, 2014, principally due to the increase of $21,663 in advance from related parties. As a result, there was a working capital deficit of $324,751 on June 30, 2015 and it was $296,993 as of December 31, 2014. It increased $27,758.

At June 30, 2015, we had cash and cash equivalents of $187, compared to $143 at December 31, 2014, an increase of $44. The increase is principally due to the increase in cash provided by operation.

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

The Company is working hard on reducing the expenses and so we expect our cash flow needs over the next 12 months through July 2016 to be approximately $60,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $6,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2015, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

