Form 10-Q
period 2015-09-30
Domain Extremes Inc.
filed 2015-12-23
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2015

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2015: 144,542,831 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Domain Extremes, Inc.

Unaudited Balance Sheets

As of September 30, 2015 (unaudited) and December 31, 2014 (audited)

		At September 30,	At December 31,
	Notes	2015	2014
		(unaudited)	(audited)
		$	$
ASSETS
Current Assets :
Cash and cash equivalents		170	143
Prepaid expenses and other receivables	6	–	10,430

Total Current Assets		170	10,573
Non-Current Assets :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		170	10,573

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	37,651	28,463
Advance from related parties	8	311,311	279,103

Total Current Liabilities		348,962	307,566

TOTAL LIABILITIES		348,962	307,566

STOCKHOLDERS’ EQUITY/ (DEFICIT)
Common stock
Par value: US$0.001
Authorized: September 30, 2015 – 200,000,000 shares (December 31, 2014 – 200,000,000 shares)
Issued and outstanding: September 30, 2015 – 144,542,831 shares (December 31, 2014 – 144,542,831 shares)	5	144,543	144,543
Additional paid-in capital		67,907	67,907
Deficit accumulated during the development stage		(561,242)	(509,443)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(348,792)	(296,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY		170	10,573

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Operations

For the Three Months and Nine Months Ended September 30, 2015 and 2014

		For the Three months ended September 30,		For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2015
		2015	2014	2015	2014
	Notes	$	$	$	$	$
Net sales		2,073	2,346	6,219	7,422	88,372
Cost of sales		–	–	–	–	–

Gross Profit		2,073	2,346	6,219	7,422	88,372
Other operating income	3	–	–	–	–	25,256
Impairment loss of long-term investment		–	–	–	–	(10,000)
Impairment loss of intangible assets		–	–	–	–	(3,910)
Administrative and other operating expenses, including share based compensation		(26,114)	(16,186)	(58,018)	(59,912)	(660,960)

Operating loss before income taxes		(24,041)	(13,840)	(51,799)	(52,490)	(561,242)
Income taxes	4	–	–	–	–	–

Net loss and comprehensive loss		(24,041)	(13,840)	(51,799)	(52,490)	(561,242)

Loss per share of common stock - Basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock - Basic and diluted		144,542,831	144,542,831	144,542,831	144,542,831

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

	For the Nine months ended September 30, 2015	For the Nine months ended September 30, 2014	For the period January 23, 2006 (inception) through September 30, 2015
	$	$	$
Cash flows from operating activities:
Net loss and comprehensive loss	(51,799)	(52,490)	(561,242)
Depreciation	–	–	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	10,430	–	–
Amount due to related parties	32,208	46,709	311,311
Accrued expenses and other payables	9,188	5,784	37,651

Net cash (used in) / provided by operating activities	27	3	(139,247)

Cash flows from financing activity:
Issuance of share capital	–	–	141,020

Net cash provided by financing activity	–	–	141,020

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase / (decrease) in cash and cash equivalents	27	3	170
Cash and cash equivalents at beginning of the period	143	281	–

Cash and cash equivalents at end of the period	170	284	170

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Domain Extremes, Inc.

Unaudited Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended September 30, 2015

	Common Stock		Additional Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, December 31,2013	144,542,831	144,543	67,907	(441,990)	(229,540)
Net loss and comprehensive loss	–	–	–	(67,453)	(67,453)

Balance, December 31,2014	144,542,831	144,543	67,907	(509,443)	(296,993)
Net loss and comprehensive loss	–	–	–	(51,799)	(51,799)

Balance, September 30, 2015	144,542,831	144,543	67,907	(561,242)	(348,792)

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and nature of operations

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $88,372 and has incurred an accumulated deficit of $561,242.

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

In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by:

- Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

- Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

- Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

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

If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (e.g., changes in market prices or interest rates).

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

The FASB has issued ASU No. 2015-08, Business Combinations (Topic 805): Pushdown Accounting-Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU amends various SEC paragraphs of the FASB Accounting Standards CodificationTM pursuant to the issuance of SEC Staff Accounting Bulletin No. 115.

The FASB has issued Accounting Standards Update (ASU) No. 2015-10, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the FASB Accounting Standards Codification™ (Codification). The amendments generally fall into one of the types of amendments listed below.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

1. Amendments Related to Differences between Original Guidance and the Codification. These amendments arose because of differences between original guidance (e.g., FASB Statements, EITF Issues, and so forth) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this section may relate to guidance that was codified without some text, references, or phrasing that, upon review, was deemed important to the guidance.

2. Guidance Clarification and Reference Corrections. These amendments provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied or misinterpreted.

3. Simplification. These amendments streamline or simplify the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability of the Codification.

4. Minor Improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification.

Transition guidance varies based on the amendments. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance.

The FASB has issued Accounting Standards Update (ASU) No, 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.

The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.

An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.

The amendments more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

3.	Other income

	For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2015
	2015	2014
	$	$	$

Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	–	24,847

Total	–	–	25,256

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended September 30, 2015 and 2014.

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

The cumulative net operating loss carry forward is approximately $561,242 and $509,443 as at September 30, 2015 and December 31, 2014 respectively, and will be expired beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.	Income taxes (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30, 2015
	2015	2014
	$	$	$
Deferred tax asset attributable to Net operating loss carryover	17,612	17,847	190,822

Valuation allowance	(17,612)	(17,847)	(190,822)

Net deferred tax assets	–	–	–

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2015 and December 31, 2014 are 144,542,831 and 144,542,831 respectively.

Equity transactions during the period

There is no change in equity transactions during the year ended December 31, 2014.

There is no equity transactions during the period from January 1, 2015 to the period ended September 30, 2015.

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of September 30, 2015 and December 31, 2014 are summarized as follows:

	At September 30,	At December 31,
	2015	2014
	(unaudited)	(audited)
	$	$
Other receivables	–	10,430

Total	–	10,430

DOMAIN EXTREMES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.	Accrued expenses and other payables

Accrued expenses and other payables as of September 30, 2015 and December 31, 2014 are summarized as follows:

	At September 30,	At December 31,
	2015	2014
	(unaudited)	(audited)
	$	$
Accrued audit fee	8,974	8,205
Other payables	28,677	20,258

Total	37,651	28,463

8.	Advance from related parties

The amount due to related parties as of September 30, 2015 and December 31, 2014 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date and repayable upon demand.

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended September 30, 2015 and December 31, 2014.

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

We have evaluated significant events and transactions that occurred from October 1, 2015 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended September 30, 2015.

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

In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by:

- Placing more emphasis on risk of loss when determining a controlling financial interest. A reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement, when certain criteria are met.

- Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE).

- Changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs.

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

If a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (e.g., changes in market prices or interest rates).

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

The FASB has issued ASU No. 2015-08, Business Combinations (Topic 805): Pushdown Accounting-Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU amends various SEC paragraphs of the FASB Accounting Standards CodificationTM pursuant to the issuance of SEC Staff Accounting Bulletin No. 115.

The FASB has issued Accounting Standards Update (ASU) No. 2015-10, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the FASB Accounting Standards Codification™ (Codification). The amendments generally fall into one of the types of amendments listed below.

1. Amendments Related to Differences between Original Guidance and the Codification. These amendments arose because of differences between original guidance (e.g., FASB Statements, EITF Issues, and so forth) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this section may relate to guidance that was codified without some text, references, or phrasing that, upon review, was deemed important to the guidance.

2. Guidance Clarification and Reference Corrections. These amendments provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied or misinterpreted.

3. Simplification. These amendments streamline or simplify the Codification through minor structural changes to headings or minor editing of text to improve the usefulness and understandability of the Codification.

4. Minor Improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification.

Transition guidance varies based on the amendments. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance.

The FASB has issued Accounting Standards Update (ASU) No, 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.

Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.

The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.

An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.

The amendments more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

The FASB has issued Accounting Standards Update (ASU) No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Net Sales

We generated revenues of $2,073 and $6,219 for the three and nine months, respectively, ended September 30, 2015, compared to $2,346 and $7,422 for the three and nine months, respectively, ended September 30, 2014. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $24,041 and $51,799 for the three and nine months, respectively, ended September 30, 2015 and $13,840 and $52,490 for the three and nine months, respectively, ended September 30, 2014, principally due to a substantial decrease in our administrative expenses as we have decreased our development activities.

We incurred general, administrative and operating expenses of $26,114 and $58,018 for the three and nine months, respectively, ended September 30, 2015 and $16,186 and $59,912 for the three and nine months, respectively, ended September 30, 2014. Of these amounts, $10,500 and $31,500 related to the value of cash compensation to our directors for the three and nine months, respectively, ended September 30, 2015, $10,500 and $37,500 related to the value of cash compensation to our directors for the three and nine months, respectively, ended September 30, 2014. In addition, a substantial portion of our expenses for the three and nine months ended September 30, 2015 and September 30, 2014 related to audit fees and accounting service fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and nine months ended September 30, 2015 and 2014. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

Our total assets at September 30, 2015 were $170 compared to $10,573 at December 31, 2014. Our total liabilities were $348,962 at September 30, 2015 compared to $307,566 at December 31, 2014, principally due to the increase of $32,208 in advance from related parties. As a result, there was a working capital deficit of $348,792 on September 30, 2015 and it was $296,993 as of December 31, 2014. It increased $51,799.

At September 30, 2015, we had cash and cash equivalents of $170, compared to $143 at December 31, 2014, an increase of $27. The increase is principally due to the increase in cash provided by operation.

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

The Company is working hard on reducing the expenses and so we expect our cash flow needs over the next 12 months through October 2015 to be approximately $60,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $6,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2015, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

