Form 10-K
period 2015-12-31
Domain Extremes Inc.
filed 2016-03-30
CIK 1469038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   □ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,982 as of June 30, 2015 (the registrant’s most recently completed second quarter), based upon total outstanding shares as of such date of 144,542,831, of which 19,815,955 shares were held by non-affiliates. As of June 30, 2015, the last transacted price of the registrant was US$0.0001 per share.

As of March 1, 2016, there were 179,522,531 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

2

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

3

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

We are a controlled corporation with the substantial majority of our shares held by Mi1 Global Limited (“Mi1”), a company registered in the Republic of Vanuatu. Mi1 acquired an 51% stake in our company in February 2016. As a result, there can be no assurance that our business and/or our strategy will not change over time as a result of Mi1’s interest.

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

As noted above, we are a controlled corporation and there can be no assurance that our principal shareholder, Mi1 Global Limited, will not change our business or our strategy in the future.

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

Employees

As of December 31, 2015, we had one full-time employee and four part-time employees taking care of website content development, testing and administrative matters. We intend to add full and part-time employees, as well as consultants, as our network continues to expand.

We are not subject to any collective bargaining agreements and we believe our relationship with our employees is excellent.

Where You Can Find Us

Our principal executive office is located at 602 Nan Fung Tower, Suite 6/F, 173 Des Voeux Road Central, Central District, Hong Kong. Our telephone number is 852-2868-0668. Our website is www.domainextremes.com. The content of our website is not incorporated into, or otherwise considered a part of, this Annual Report.

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

Holders

As of December 31, 2015, we had 179,522,531 shares of our common stock issued and outstanding, and held by 757 persons.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In November 2015, we issued the following shares of common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”), in lieu of compensation for services rendered:

Name	Number of Shares	Relationship
Francis Bok	9,473,684	President
Stephen Tang	23,684,211	Director
Angel Lai	1,821,805	Staff

Such shares were issued to persons reasonably believed by us to be non-U.S. persons, as defined under Regulation S under the Securities Act. The shares issued to the individuals above were sold at a purchase price of approximately $0.0038 per share (an aggregate of $132,923).

The Company did not issue any shares without registration in 2014.

Issuer Purchases of Equity Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2015 and 2014, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

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

Results of Operations

Two Years Ended December 31, 2015 and 2014

Net Sales

We generated revenues of $8,292 for the year ended December 31, 2015, compared to $7,615 for fiscal 2014. The increase in revenue was mainly due to the service periods provided to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $74,008 in 2015 compared to a net loss of $67,453 in 2014, principally due to a substantial increase in our administrative expenses as discussed below.

We incurred general, administrative and operating expenses of $82,300 in 2015 and $75,068 in 2014. Of these amounts, $42,000 and $48,000 related to the value of director fees to our directors in each of 2015 and 2014, respectively, in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses for the year ended December 31, 2015 related to accounting service fees and professional service fees, and for the year ended December 31, 2014 related to accounting service fees and audit fees.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2015, we had cash and cash equivalents of $39, compared to $143 at December 31, 2014, a decrease of $104. This decrease is principally due to the increase in cash used in operation.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2015-01 “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must meet two criteria: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

The FASB has issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs”. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-05 “Intangibles-Goodwill and Other-Internal-Use Software”. The objective is to provide a guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

The FASB has issued ASU No. 2015-07 “Topic 820, Fair Value Measurement”, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

The FASB has issued No. 2015-10 “Technical Corrections and Improvements”, which aims to address feedback received from stakeholders on the Codification and make improvements to GAAP. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments will make the Codification easier to understand and apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

The FASB has issued No. 2015-11“Topic 330, Inventory”, which aims to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-14“Topic 606, Revenue from Contracts with Customers”, which aims to respond to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and to consider feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The FASB has issued No. 2015-15“Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement at thereon June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

The FASB has issued No. 2015-16“Topic 805, Business Combinations”: Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-17“Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Tabular Disclosure of Contractual Obligations

This information is not required of smaller reporting companies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required of smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements to be provided in this Annual Report on Form 10-K are included following Part IV, Item 15, commencing on page F-1.

Summarized Quarterly Data (unaudited)

The following table summarizes our quarterly results of operations for the year ended December 31, 2015:

	Quarter ended March 31, 2015	Quarter ended June 30, 2015	Quarter ended September 30, 2015	Quarter ended December 31, 2015
Revenue	2,073	2,073	2,073	2,073
Loss from operations	(16,175)	(15,729)	(26,113)	(24,283)
Interest income	–	–	–	–
Loss before provision for income taxes	(14,102)	(13,656)	(24,040)	(22,210)
Provision for income taxes	–	–	–	–
Net Loss	(14,102)	(13,656)	(24,040)	(22,210)
Weighted average shares outstanding basic and diluted	144,542,831	144,542,831	144,542,831	162,032,681
Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Based upon their evaluation as of December 31, 2015, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at that reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

On February 4, 2016, Mi1 Global Limited (“Mi1”) formerly known as: Abina Holding Incorporation purchased a total of 91,556,491 common shares of Domain Extremes Inc. (the “Company”) at US$0.00074 per share, representing 51% of the Company’s outstanding common shares. The shares were purchased for cash from the following persons:

Name	Number of shares

Promula Trading Limited	42,230,345
HUANG Runpeng	3,100,000
Wai Yin Phoebe NG	4,749,828
Wai Leong TANG	5,903,678
Francis BOK	9,710,864
Stephen TANG	23,921,391
Shuk Har LAI	1,940,385

Mi1 is a limited liability company registered in the Republic of Vanuatu. Mi1 is owned by its directors, Mr. LIM Kock Chiang (80%) and Mr. KOK Seng Yeap (20%). Mr. LIM Kock Chiang and Mr. KOK Seng Yeap provided the financing to Mi1 to purchase the Company’s shares. The financing is interest free and has no definite repayment schedule.

There is no agreement between Mi1 and its owners and the former Company stockholders regarding election of directors or any other matters.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of December 31, 2015.

Name	Age	Position

Francis Bok	49	Director, President (principal executive officer)
Stephen Tang	63	Director, Treasurer (principal financial officer)
Huang Run Peng	53	Director
Wu Cai Xia	49	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2014 and 2015, we paid cash compensation to our directors for services as directors as set forth in the Summary Compensation Table below. Mr. Tang’s reimbursed expenses were $7,221 in 2015.

Summary Compensation Table(1)

Name and Principal Position	Director Fees ($)	All other compensation ($)	Total ($)
Francis Bok [President (principal executive officer) and Director]
2014	12,000.00	–	12,000.00
2015	12,000.00	–	12,000.00
Stephen Tang [Treasurer (principal financial officer) and Director]
2014	30,000.00	–	30,000.00
2015	30,000.00	–	30,000.00
Huang Run Peng (Director)
2014	3,000.00	–	3,000.00
2015	–	–	–
Wu Cai Xia (Director)
2014	3,000.00	–	3,000.00
2015	–	–	–

(1) Mr. Bok, Mr. Tang, Mr. Huang and Ms. Wu did not receive any salary, bonus, stock awards, option awards, non-equity incentive compensation earnings, or nonqualified deferred compensation earnings in 2014 or 2015. Amounts received as “Directors' Fees” reflect the dollar value of cash received in 2014 and 2015.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2015. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 179,522,531 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days.

Name and address of beneficial owner (1)	Amount and nature of beneficial ownership		Percent of Class

Huang Run Peng 305 Car Po Comm. Building 18-20 Lyndhurst Terrace Central, Hong Kong	121,533,936	(2)	67.7%

Wu Cai Xia 305 Car Po Comm. Building 18-20 Lyndhurst Terrace Central, Hong Kong	121,033,936	(3)	67.4%

Promula Trading Ltd. 305 Car Po Comm. Building 18-20 Lyndhurst Terrace Central, Hong Kong	118,433,936		81.9%

Stephen Tang	23,921,391		13.3%

Francis Bok	9,710,864		5.4%

Directors and Officers as a group (two persons)	33,632,255		18.7%

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

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $38,761 in 2015 and $279,103 in 2014. In 2014, Mr. Huang and Ms. Wu advanced amounts for director fee; Mr. Bok and Mr. Tang advanced amounts for cash, director fee, legal fees, professional service fees and transfer agent fees. Promula Trading Limited, which is owned by Mr. Huang and Ms. Wu advanced amounts for cash. In 2015, Mr. Bok and Mr. Tang advanced amounts for cash, director fee, professional service fees and transfer agent fees.

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

Audit Fees

During the year ended December 31, 2015, we paid our principal accountants $3,718 in connection with our annual audit for the year ended December 31, 2014 and the review of our Quarterly Reports on Form 10-Q. The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 is $1,923. The aggregate of such fees is $5,641.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2015.

Tax Fees

During fiscal 2015, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2015, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We do not have a formal audit committee. Our Board of Directors pre-approved all of the foregoing services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*

3.2	By-laws, as currently in effect*

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*

14.1	Code of Business Conduct and Ethics*

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document+

101.SCH**	XBRL Taxonomy Extension Schema Document+

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document+

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document+

*	Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-5379.

**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	To be filed or furnished by amendment

DOMAIN EXTREMES INC.

(A CORPORATION IN THE DEVELOPMENT STAGE)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

AND INDEPENDENT AUDITORS’ REPORT

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The board of directors and stockholders of Domain Extremes Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Domain Extremes Inc., a development stage company, ("the Company") as of December 31, 2015 and 2014 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2015 and 2014 as well as the period from January 23, 2006 (date of inception) to December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the year ended December 31, 2015 and 2014 as well as the period from January 23, 2006 (date of inception) to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has deficits accumulated as at December 31, 2015 of $583,451 including net losses of $74,008 for the year ended December 31, 2015. These factors, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AWC (CPA) Ltd.
Hong Kong, China	AWC (CPA) Ltd.
March 30, 2016	Certified Public Accountants

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Stated in US Dollars)

		At December 31,
	Notes	2015	2014
		$	$
ASSETS
Current Asset :
Cash and cash equivalents		39	143
Prepaid expenses and other receivables	6	–	10,430

Total Current Asset		39	10,573

Non-Current Asset :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		39	10,573

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	28,460	28,463
Advance from related parties	8	209,658	279,103

Total Current Liabilities		238,118	307,566

TOTAL LIABILITIES		238,118	307,566

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock par value: US$0.001 Authorized: 200,000,000 shares (2014 – 200,000,000 shares) Issued and outstanding: 2015 – 179,522,531 shares (2014 – 144,542,831 shares)	5	179,522	144,543
Additional paid-in-capital		165,850	67,907
Deficit accumulated during the development stage		(583,451)	(509,443)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(238,079)	(296,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		39	10,573

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

		For the year ended December 31, 2015	For the year ended December 31, 2014	For the period January 23, 2006 (inception) through December 31, 2015
	Notes	$	$	$
Net sales		8,292	7,615	90,445
Cost of sales		–	–	–

Gross Profit		8,292	7,615	90,445
Impairment loss of long-term investment		–	–	(10,000)
Impairment loss of intangible assets		–	–	(3,910)
Other operating income	3	–	–	25,256
Administrative and other operating expenses, including share based compensation		(82,300)	(75,068)	(685,242)

Operating loss before income taxes		(74,008)	(67,453)	(583,451)
Income taxes	4	–	–	–

Net loss and comprehensive loss		(74,008)	(67,453)	(583,451)

Loss per share of common stock - Basic and diluted		(0.00)	(0.00)

Weighted average shares of common stock - Basic and diluted		148,951,232	144,542,831

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

	Common stock		Additional Paid-in	Deficit accumulated during the development
	Share(s)	Amount	Capital	stage	Total
		$	$	$	$

Balance, December 31, 2013	144,542,831	144,543	67,907	(441,990)	(229,540)

Net loss and comprehensive loss	–	–	–	(67,453)	(67,453)

Balance, December 31, 2014	144,542,831	144,543	67,907	(509,443)	(296,993)

Issuance of common stock	34,979,700	34,979	97,943	–	132,922

Net loss and comprehensive loss	–	–	–	(74,008)	(74,008)

Balance, December 31, 2015	179,522,531	179,522	165,850	(583,451)	(238,079)

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the period January 23, 2006 (inception) through December 31, 2015
	$	$	$
Cash flows from operating activities:
Net loss and comprehensive loss	(74,008)	(67,453)	(583,195)
Depreciation	–	–	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	10,430	–	–
Amount due to related parties	(69,445)	57,260	209,658
Accrued expenses and other payables	(3)	10,055	28,460

Net cash used in operating activities	(133,026)	(138)	(272,300)

Cash flows from financing activity:
Issuance of share capital	132,922	–	273,942

Net cash provided by financing activity	132,922	–	273,942

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net (decrease)/increase in cash and cash equivalents	(104)	(138)	39

Cash and cash equivalents at beginning of the year	143	281	–

Cash and cash equivalents at end of the year	39	143	39

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $90,445 and has incurred an accumulated deficit of $583,451.

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

Recently issued accounting pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2015-01 “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must meet two criteria: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

The FASB has issued ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs”. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-05 “Intangibles-Goodwill and Other-Internal-Use Software”. The objective is to provide a guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncement (Continued)

The FASB has issued ASU No. 2015-07 “Topic 820, Fair Value Measurement”, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

The FASB has issued No. 2015-10 “Technical Corrections and Improvements”, which aims to address feedback received from stakeholders on the Codification and make improvements to GAAP. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments will make the Codification easier to understand and apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

The FASB has issued No. 2015-11“Topic 330, Inventory”, which aims to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncement (Continued)

The FASB has issued No. 2015-14“Topic 606, Revenue from Contracts with Customers”, which aims to respond to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and to consider feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The FASB has issued No. 2015-15“Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement at thereon June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

The FASB has issued No. 2015-16“Topic 805, Business Combinations”: Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncement (Continued)

The FASB has issued No. 2015-17“Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	Other income

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the period January 23, 2006 (inception) through December 31, 2015
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	–	–	24,847

Total	–	–	25,256

4.	Income taxes

The Company is incorporated in the Untied States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the years ended December 31, 2015 and 2014.

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

The cumulative net operating loss carry forward is approximately $583,451 and $509,443 as at December 31, 2015 and 2014 respectively, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Year ended December 31,
	2015	2014
	$	$
Deferred tax asset attributable to net operating loss carryover	198,373	173,211

Valuation allowance	(198,373)	(173,211)

Net deferred tax assets	–	–

5.	Shareholders’ equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2015 and 2014 are 179,522,531 and 144,542,831 respectively.

Equity transactions

There is no changes in equity transactions during the year ended December 31, 2014.

Following is the equity transactions during the year ended December 31, 2015.

On November 16, 2015, we issued 34,979,700 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$132,923 in lieu of cash compensation for director and secretary service from October 1, 2012 to September 30, 2015.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

6.	Prepaid expenses and other receivables

Other receivables and prepaid expenses as of December 31, 2015 and 2014 are summarized as follows:

	Year ended December 31,
	2015	2014
	$	$
Other receivables	–	10,430
Prepaid expenses	–	–

Total	–	10,430

7.	Accrued expenses and other payables

Accrued expenses and other payables as of December 31, 2015 and 2014 are summarized as follows:

	Year ended December 31,
	2015	2014
	$	$
Accrued audit fee	1,923	2,179
Other payables	26,537	26,284

Total	28,460	28,463

8.	Advance from related parties

The amounts due to related parties as of December 31, 2015 and 2014 represent advanced payment due to the Company’s directors and shareholder. The amounts due to directors and shareholder are interest free without collateral and maturity date, and repayable upon demand.

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the years ended December 31, 2015 and 2014.

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

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the year ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2016.

DOMAIN EXTREMES INC.

Date: March 30, 2016	By:	/s/ Francis Bok
Francis Bok
President
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Francis Bok	President; Director	March 30, 2016
Francis Bok	(Principal Executive Officer)

/s/ Stephen Tang	Treasurer; Director	March 30, 2016
Stephen Tang	(Principal Financial and Accounting Officer)

/s/ Huang Run Peng	Director	March 30, 2016
Huang Run Peng

/s/ Wu Cai Xia	Director	March 30, 2016
Wu Cai Xia

22

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*

3.2	By-laws, as currently in effect*

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*

14.1	Code of Business Conduct and Ethics*

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document+

101.SCH**	XBRL Taxonomy Extension Schema Document+

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document+

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document+

*	Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-5379.

**	Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	To be filed or furnished by amendment

23