Form 10-K/A
period 2015-12-31
Domain Extremes Inc.
filed 2016-03-31
CIK 1469038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. Also, the Statement of Cash Flows had an incorrect number in the Inception to December 31, 2015 column. The statement is presented below. No other changes have been made to the Form 10-K, as originally filed on March 30, 2016.

2

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the period January 23, 2006 (inception) through December 31, 2015
	$	$	$
Cash flows from operating activities:
Net loss and comprehensive loss	(74,008)	(67,453)	(583,451)
Depreciation	–	–	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	10,430	–	–
Amount due to related parties	(69,445)	57,260	209,658
Accrued expenses and other payables	(3)	10,055	28,460

Net cash used in operating activities	(133,026)	(138)	(272,300)

Cash flows from financing activity:
Issuance of share capital	132,922	–	273,942

Net cash provided by financing activity	132,922	–	273,942

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net (decrease)/increase in cash and cash equivalents	(104)	(138)	39

Cash and cash equivalents at beginning of the year	143	281	–

Cash and cash equivalents at end of the year	39	143	39

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

See accompanying notes to financial statements

3

PART II - OTHER INFORMATION

Item 15. Exhibits

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

4

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2016.

DOMAIN EXTREMES INC.

Date: March 31, 2016	By:	/s/ Francis Bok
Francis Bok
President
(Principal Executive Officer)