Form 10-Q
period 2016-03-31
Domain Extremes Inc.
filed 2016-05-16
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53749

DOMAIN EXTREMES INC.

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2016: 179,522,531 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Domain Extremes Inc.

Unaudited Balance Sheets

As of March 31, 2016 (unaudited) and December 31, 2015 (audited)

		At March 31,	At December 31,
	Notes	2016	2015
		(unaudited)	(audited)
		$	$

ASSETS
Current Asset :
Cash and cash equivalents		4,036	39
Total Current Asset		4,036	39

Non-Current Asset :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		4,036	39

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	6	26,750	28,460
Advance from related parties	7	213,486	209,658

Total Current Liabilities		240,236	238,118

TOTAL LIABILITIES		240,236	238,118

STOCKHOLDERS’ (DEFICIT)/EQUITY

Common stock Par value: US$0.001 Authorized: 2016 – 200,000,000 shares (2015 – 200,000,000 shares) Issued and outstanding: 2016 – 179,522,531 shares (2015 – 179,522,531 shares)	5	179,522	179,522
Additional paid-in-capital		165,850	165,850
Deficit accumulated during the development stage		(581,572)	(583,451)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(236,200)	(238,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		4,036	39

The accompanying notes are an integral part of these financial statements.

Domain Extremes Inc.

Unaudited Statements of Operations

For the Three Months Ended March 31, 2016 and 2015

		For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2016
		2016	2015
	Notes	$	$	$

Net sales		1,885	2,073	92,330
Cost of sales		–	–	–

Gross Profit		1,885	2,073	92,330
Other operating income	3	11,077	–	36,333
Impairment loss of long-term investment		–	–	(10,000)
Impairment loss of intangible assets		–	–	(3,910)
Administrative and other operating expenses, including share based compensation		(11,083)	(16,175)	(696,325)

Operating profit / (loss) before income taxes		1,879	(14,102)	(581,572)
Income taxes	4	–	–	–

Net profit / (loss) and comprehensive profit / (loss)		1,879	(14,102)	(581,572)

Profit / (Loss) per share of common stock
- Basic and diluted		0.00	(0.00)

Weighted average shares of common stock
- Basic and diluted		179,864,213	144,542,831

The accompanying notes are an integral part of these financial statements.

Domain Extremes Inc.

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

	For the Three months ended March 31, 2016	For the Three months ended March 31, 2015	For the period January 23, 2006 (inception) through March 31, 2016
	$	$	$

Cash flows from operating activities:
Net profit / (loss) and comprehensive profit / (loss)	1,879	(14,102)	(581,572)
Depreciation	–	–	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Amount due to related parties	3,828	11,051	213,486
Accrued expenses and other payables	(1,710)	3,060	26,750

Net cash provided by / (used in) operating activities	3,997	9	(268,303)

Cash flows from financing activity:
Issuance of share capital	–	–	273,942

Net cash provided by financing activity	–	–	273,942

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase in cash and cash equivalents	3,997	9	4,036
Cash and cash equivalents at beginning of the period	39	143	–

Cash and cash equivalents at end of the period	4,036	152	4,036

Supplementary disclosures of cash flow information:
Interest paid	–	–	–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Domain Extremes Inc.

Unaudited Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended March 31, 2016

			Additional
Common Stock			Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, December 31,2014	144,542,831	144,543	67,907	(509,443)	(296,993)

Issuance of common stock	34,979,700	34,979	97,943	–	132,922
Net loss and comprehensive loss	–	–	–	(74,008)	(74,008)

Balance, December 31,2015	179,522,531	179,522	165,850	(583,451)	(238,079)
Net profit and comprehensive profit	–	–	–	1,879	1,879

Balance, March 31, 2016	179,522,531	179,522	165,850	(581,572)	(236,200)

DOMAIN EXTREMES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and nature of operations

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $92,330 and has incurred an accumulated deficit of $581,572.

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

DOMAIN EXTREMES INC.

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

DOMAIN EXTREMES INC.

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

DOMAIN EXTREMES INC.

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

DOMAIN EXTREMES INC.

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

DOMAIN EXTREMES INC.

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

DOMAIN EXTREMES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3.	Other income

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2016
	2016	2015
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	11,077	–	35,924

Total	11,077	–	36,333

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended March 31, 2016 and 2015.

The Company’s operations are carried out in Hong Kong, the PRC, and is subject to Hong Kong profit tax at 16.5% in 2016 (2015: 16.5%). No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

The cumulative net operating loss carry forward is approximately $581,572 and $583,451 as at March 31, 2016 and December 31, 2015 respectively, and will be expired beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2016
	2016	2015
	$	$	$
Deferred tax asset attributable to Net operating loss carryover	–	4,795	197,734

Valuation allowance	–	(4,795)	(197,734)

Net deferred tax assets	–	–	–

DOMAIN EXTREMES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2016 and December 31, 2015 are 179,522,531 and 179,522,531 respectively.

Equity transactions during the period

Following is the equity transactions during the year ended December 31, 2015.

On November 16, 2015, we issued 34,979,700 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$132,923 in lieu of cash compensation for director and secretary service from October 1, 2012 to September 30, 2015.

There is no equity transactions during the period from January 1, 2016 to the period ended March 31, 2016.

6.	Accrued expenses and other payables

Accrued expenses and other payables as of March 31, 2016 and December 31, 2015 are summarized as follows:

	At March 31,	At December 31,
	2016	2015
	(unaudited)	(audited)
	$	$
Accrued audit fee	1,218	1,923
Other payables	25,532	26,537

Total	26,750	28,460

7.	Advance from related parties

The amount due to related parties as of March 31, 2016 and December 31, 2015 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date and repayable upon demand.

8.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended March 31, 2016 and December 31, 2015.

9.	Current vulnerability due to certain concentrations

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

10.	Subsequent Events

We have evaluated significant events and transactions that occurred from April 1, 2016 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended March 31, 2016.

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

We are a controlled corporation with the substantial majority of our shares held by Mi1 Global Limited (“Mi1”), a company registered in the Republic of Vanuatu. Mi1 acquired a 51% stake in our company in February 2016. As a result, there can be no assurance that our business and/or our strategy will not change over time as a result of Mi1’s interest.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Net Sales

We generated revenues of $1,885 for the period ended March 31, 2016, compared to $2,073 for the period ended March 31, 2015. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net income of $1,879 for the three months ended March 31, 2016 and a net loss of $14,102 for the three months ended March 31, 2015, principally due to a substantial decrease in our administrative expenses as we have decreased our development activities.

We incurred general, administrative and operating expenses of $11,083 for the three months ended March 31, 2016 and $16,175 for the three months ended March 31, 2015. Of these amounts, $nil and $10,500 related to the value of cash compensation to our directors for the three months ended March 31, 2016 and March 31, 2015 respectively. In addition, a substantial portion of our expenses for the three months ended March 31, 2016 related to accounting service fees, staff service fees and transfer agent fees, and for the three months ended March 31, 2015 related to audit fees and accounting service fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2016 and 2015. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

Our total assets at March 31, 2016 were $4,036 compared to $39 at December 31, 2015. Our total liabilities were $240,236 at March 31, 2016 compared to $238,118 at December 31, 2015, principally due to the increase of $3,828 in advance from related parties. As a result, there was a working capital deficit of $236,200 on March 31, 2016 and it was $238,079 as of December 31, 2015. It decreased $1,879.

At March 31, 2016, we had cash and cash equivalents of $4,036, compared to $39 at December 31, 2015, an increase of $3,997. The increase is principally due to the increase in cash provided by operation.

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

The Company is working hard on reducing the expenses and so we expect our cash flow needs over the next 12 months through April 2017 to be approximately $40,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $3,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2016, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

On April 11, 2016, Francis Bok, Stephen Tang, Huang Run Peng, and Wu Cai Xia resigned from the Board of Directors (the “Board”) and their respective executive positions of Domain Extremes Inc. (the “Corporation”) as part of the Corporation’s management reorganization. The resignation by each of these individuals did not involve any disagreements with the Corporation or the management of the Corporation.

In connection with the departure of the aforementioned individuals the Corporation’s Board named the following individuals as current directors:

•	Lim Kock Chiang (Chairman and Chief Executive Officer)
•	Kok Seng Yeap (Vice-Chairman)
•	Kok May EE (Director and Chief Financial Officer)
•	Tan Peng Kwan (Director and Chief Operating Officer)
•	Mustapha Bin Taib (Director and Chief Marketing Officer)
•	Chan Kwong Kean (Director)
•	Phang Fuk Tjhan (Director)
•	Wan Mohd Akmal Bin Wan Salleh (Director)

On April 11, 2016, the Board of the Corporation approved an amendment to Section 1 of Article II of the By-laws of the Corporation to increase the maximum Board size from seven (7) to ten (10) and fixed the current number at eight (8).

The foregoing description of the By-laws does not purport to be complete and is qualified in its entirety by reference to the full text of the By-laws, a copy of which is filed as Exhibit 3.2 hereto and incorporated by reference herein.

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

DOMAIN EXTREMES INC.

Dated: May 16, 2016	By:	/s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)

Dated: May 16, 2016	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Vice-Chairman and Director

INDEX TO EXHIBITS

Exhibit No.	Description

3.2	By-laws of the Corporation, as amended through April 11, 2016

31.1	Certification of President

31.2	Certification of Treasurer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

