Form 10-Q
period 2016-06-30
Domain Extremes Inc.
filed 2016-08-09
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2016

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2016: 179,522,531 shares of Common Stock, par value US $0.001

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Domain Extremes Inc.

Unaudited Balance Sheets

As of June 30, 2016 (unaudited) and December 31, 2015 (audited)

		At June 30,	At December 31,
	Notes	2016	2015
		(unaudited)	(audited)
		$	$

ASSETS
Current Asset:
Cash and cash equivalents		1,958	39
Total Current Asset		1,958	39

Non-Current Asset:
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		1,958	39

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses and other payables	6	25,792	28,460
Advance from related parties	7	225,150	209,658

Total Current Liabilities		250,942	238,118

TOTAL LIABILITIES		250,942	238,118

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock
Par value: US$0.001
Authorized: 2016 – 200,000,000 shares (2015 – 200,000,000 shares)
Issued and outstanding: 2016 – 179,522,531 shares (2015 – 179,522,531 shares)	5	179,522	179,522
Additional paid-in-capital		165,850	165,850
Deficit accumulated during the development stage		(594,356)	(583,451)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(248,984)	(238,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		1,958	39

The accompanying notes are an integral part of these financial statements.

Domain Extremes Inc.

Unaudited Statements of Operations

For the Three Months and Six Months Ended June 30, 2016 and 2015

		For the Three months ended June 30,		For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30,
		2016	2015	2016	2015	2016
	Notes	$	$	$	$	$

Net sales		1,884	2,073	3,769	4,146	94,214
Cost of sales		–	–	–	–	–

Gross Profit		1,884	2,073	3,769	4,146	94,214
Other operating income	3	–	–	11,077	–	36,333
Impairment loss of long-term investment		–	–	–	–	(10,000)
Impairment loss of intangible assets		–	–	–	–	(3,910)
Administrative and other operating expenses, including share based compensation		(14,668)	(15,729)	(25,751)	(31,904)	(710,993)

Operating loss before income taxes		(12,784)	(13,656)	(10,905)	(27,758)	(594,356)
Income taxes	4	–	–	–	–	–

Net loss and comprehensive loss		(12,784)	(13,656)	(10,905)	(27,758)	(594,356)

Loss per share of common stock
- Basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock
- Basic and diluted		179,522,531	144,542,831	179,522,531	144,542,831

The accompanying notes are an integral part of these financial statements.

Domain Extremes Inc.

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

	For the Six months ended June 30, 2016	For the Six months ended June 30, 2015	For the period January 23, 2006 (inception) through June 30, 2016
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(10,905)	(27,758)	(594,356)
Depreciation	–	–	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Amount due to related parties	15,492	21,663	225,150
Accrued expenses and other payables	(2,668)	6,139	25,792

Net cash provided by / (used in) operating activities	1,919	44	(270,381)

Cash flows from financing activity:
Issuance of share capital	–	–	273,942

Net cash provided by financing activity	–	–	273,942

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase in cash and cash equivalents	1,919	44	1,958

Cash and cash equivalents at beginning of the period	39	143	–

Cash and cash equivalents at end of the period	1,958	187	1,958

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Domain Extremes Inc.

Unaudited Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended June 30, 2016

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, December 31,2014	144,542,831	144,543	67,907	(509,443)	(296,993)

Issuance of common stock	34,979,700	34,979	97,943	–	132,922
Net loss and comprehensive loss	–	–	–	(74,008)	(74,008)

Balance, December 31,2015	179,522,531	179,522	165,850	(583,451)	(238,079)
Net loss and comprehensive loss	–	–	–	(10,905)	(10,905)

Balance, June 30, 2016	179,522,531	179,522	165,850	(594,356)	(248,984)

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $94,214 and has incurred an accumulated deficit of $594,356.

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

The FASB has issued No. 2016-07 “Topic 323, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

The FASB has issued No. 2016-08 “Topic 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which requires the entity to determine whether the nature of its promise is to provide good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

The FASB has issued No. 2016-09 “Topic 718, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period.

DOMAIN EXTREMES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

The FASB has issued No. 2016-10 “Topic 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer (for example, by requiring the entity to transfer control of additional rights to use or rights to access intellectual property that the customer does not already control) should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license (for example, restrictions of time, geographical region, or use). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

3.	Other income

	For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30,
	2016	2015	2016
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	11,077	–	35,924
Total	11,077	–	36,333

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended June 30, 2016 and 2015.

The Company’s operations are carried out in Hong Kong, SAR of the PRC, and is subject to Hong Kong profit tax at 16.5% in 2016 (2015: 16.5%). No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

The cumulative net operating loss carry forward is approximately $594,356 and $583,451 as at June 30, 2016 and December 31, 2015 respectively, and will be expired beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

DOMAIN EXTREMES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.	Income taxes (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Six months ended June 30,		For the period January 23, 2006 (inception) through June 30,
	2016	2015	2016
	$	$	$
Deferred tax asset attributable to Net operating loss carryover	3,708	9,438	202,081
Valuation allowance	(3,708)	(9,438)	(202,081)
Net deferred tax assets	–	–	–

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of June 30, 2016 and December 31, 2015 are 179,522,531 and 179,522,531 respectively.

Equity transactions during the period

Following is the equity transactions during the year ended December 31, 2015.

On November 16, 2015, we issued 34,979,700 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$132,923 in lieu of cash compensation for director and secretary service from October 1, 2012 to September 30, 2015.

There is no equity transactions during the period from January 1, 2016 to the period ended June 30, 2016.

6.	Accrued expenses and other payables

Accrued expenses and other payables as of June 30, 2016 and December 31, 2015 are summarized as follows:

	At June 30,	At December 31,
	2016	2015
	(unaudited)	(audited)
	$	$

Accrued audit fee	385	1,923
Other payables	25,407	26,537

Total	25,792	28,460

DOMAIN EXTREMES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7.	Advance from related parties

The amount due to related parties as of June 30, 2016 and December 31, 2015 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date, no collateral and repayable upon demand.

8.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended June 30, 2016 and December 31, 2015.

9.	Current vulnerability due to certain concentrations

The Company's operations are carried out in Hong Kong, SAR of the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

10.	Subsequent Events

We have evaluated significant events and transactions that occurred from July 1, 2016 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended June 30, 2016.

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

The FASB has issued No. 2016-07 “Topic 323, Investments—Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted.

The FASB has issued No. 2016-08 “Topic 606, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which requires the entity to determine whether the nature of its promise is to provide good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

The FASB has issued No. 2016-09 “Topic 718, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update affect all entities that issue share-based payment awards to their employees. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period.

The FASB has issued No. 2016-10 “Topic 606, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The amendments in this Update clarify that contractual provisions that, explicitly or implicitly, require an entity to transfer control of additional goods or services to a customer (for example, by requiring the entity to transfer control of additional rights to use or rights to access intellectual property that the customer does not already control) should be distinguished from contractual provisions that, explicitly or implicitly, define the attributes of a single promised license (for example, restrictions of time, geographical region, or use). The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Net Sales

We generated revenues of $1,884 and $3,769 for the three and six months, respectively, ended June 30, 2016, compared to $2,073 and $4,146 for the three and six months, respectively, ended June 30, 2015. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $12,784 and $10,905 for the three and six months, respectively, ended June 30, 2016 and $13,656 and $27,758 for the three and six months, respectively, ended June 30, 2015, principally due to a substantial decrease in our administrative expenses as we have decreased our development activities.

We incurred general, administrative and operating expenses of $14,668 and $25,751 for the three and six months, respectively, ended June 30, 2016 and $15,729 and $31,904 for the three and six months, respectively, ended June 30, 2015. Of these amounts, $10,500 and $21,000 related to the value of cash compensation to our directors for the three and six months, respectively, ended June 30, 2015. In addition, a substantial portion of our expenses for the three and six months ended June 30, 2016 related to accounting service fees, staff service fees, legal and professional service fees, and for the three and six months ended June 30, 2015 related to audit fees and accounting service fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and six months ended June 30, 2016 and 2015. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

Our total assets at June 30, 2016 were $1,958 compared to $39 at December 31, 2015. Our total liabilities were $250,942 at June 30, 2016 compared to $238,118 at December 31, 2015, principally due to the increase of $15,492 in advance from related parties. As a result, there was a working capital deficit of $248,984 on June 30, 2016 and it was $238,079 as of December 31, 2015. It increased $10,905.

At June 30, 2016, we had cash and cash equivalents of $1,958, compared to $39 at December 31, 2015, an increase of $1,919. The increase is principally due to the increase in cash provided by operation.

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

The Company is working hard on reducing the expenses and so we expect our cash flow needs over the next 12 months through July 2017 to be approximately $52,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $4,400, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2016, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

The foregoing description of the By-laws does not purport to be complete and is qualified in its entirety by reference to the full text of the By-laws, a copy of which is filed as Exhibit 3.2 and incorporated by reference to the Quarterly Report on May 16, 2016.

Effective June 15, 2016, the Board of Directors (the “Board”) of Domain Extremes Inc. (the “Company”) increased the size of the Board from eight to ten directors and elected Mr. Dadeng Hidayat and Mr. Muhammad Yunus Yosfiah as associated directors to fill the newly created vacancy on the Board.

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

DOMAIN EXTREMES INC.

Dated: August 9, 2016	By:	/s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)

Dated: August 9, 2016	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Vice-Chairman and Director

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chairman

31.2	Certification of Vice-Chairman

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Statement of Operations for the three and six months period ended June 30, 2016 and 2015, (iii) Statement of Cash Flows for the three and six months period ended June 30, 2016 and 2015, (iv) Statement of Stockholders’ Deficit and Comprehensive Loss for the period ended June 30, 2016 and (v) Notes to Financial Statements.

