Form 10-Q
period 2016-09-30
Domain Extremes Inc.
filed 2016-10-28
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53749

DOMAIN EXTREMES INC.

(Name of Small Business Issuer in its Charter)

Nevada	98-0632051
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36, JALAN SERI UTARA 3/3C, KIPARK AVENUE

OFF JALAN IPOH, 68100 KUALA LUMPUR

WILAYAH PERSEKUTUAN, MALAYSIA

(Address of Principal Executive Offices)

+603 6241 2023 / +603 6242 1028

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of October 20, 2016: 179,522,531 shares of Common Stock, par value US $0.001

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Domain Extremes Inc.

Unaudited Balance Sheets

As of September 30, 2016 (unaudited) and December 31, 2015 (audited)

		At September 30,	At December 31,
	Notes	2016	2015
		(unaudited)	(audited)
		$	$

ASSETS
Current Asset :
Cash and cash equivalents		7,754	39
Total Current Asset		7,754	39

Non-Current Asset :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		7,754	39

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	6	26,150	28,460
Advance from related parties	7	239,585	209,658

Total Current Liabilities		265,735	238,118

TOTAL LIABILITIES		265,735	238,118

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock
Par value: US$0.001
Authorized: 2016 – 200,000,000 shares (2015 – 200,000,000 shares)
Issued and outstanding: 2016 – 179,522,531 shares (2015 – 179,522,531 shares)	5	179,522	179,522
Additional paid-in-capital		165,850	165,850
Deficit accumulated during the development stage		(603,353)	(583,451)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(257,981)	(238,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		7,754	39

The accompanying notes are an integral part of these financial statements.

Domain Extremes Inc.

Unaudited Statements of Operations

For the Three Months and Nine Months Ended September 30, 2016 and 2015

		For the Three months ended September 30,		For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30,
		2016	2015	2016	2015	2016
	Notes	$	$	$	$	$

Net sales		1,885	2,073	5,654	6,219	96,099
Cost of sales		–	–	–	–	–

Gross Profit		1,885	2,073	5,654	6,219	96,099
Other operating income	3	–	–	11,077	–	36,333
Impairment loss of long-term investment		–	–	–	–	(10,000)
Impairment loss of intangible assets		–	–	–	–	(3,910)
Administrative and other operating expenses, including share based compensation		(10,882)	(26,114)	(36,633)	(58,018)	(721,875)

Operating loss before income taxes		(8,997)	(24,041)	(19,902)	(51,799)	(603,353)
Income taxes	4	–	–	–	–	–

Net loss and comprehensive loss		(8,997)	(24,041)	(19,902)	(51,799)	(603,353)

Loss per share of common stock
- Basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock
- Basic and diluted		179,522,531	144,542,831	179,522,531	144,542,831

The accompanying notes are an integral part of these financial statements.

Domain Extremes Inc.

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

	For the Nine months ended September 30, 2016	For the Nine months ended September 30, 2015	For the period January 23, 2006 (inception) through September 30, 2016
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(19,902)	(51,799)	(603,353)
Depreciation	–	–	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	–	10,430	–
Amount due to related parties	29,927	32,208	239,585
Accrued expenses and other payables	(2,310)	9,188	26,150

Net cash provided by / (used in) operating activities	7,715	27	(264,585)

Cash flows from financing activity:
Issuance of share capital	–	–	273,942

Net cash provided by financing activity	–	–	273,942

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase in cash and cash equivalents	7,715	27	7,754

Cash and cash equivalents at beginning of the period	39	143	–

Cash and cash equivalents at end of the period	7,754	170	7,754

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Domain Extremes Inc.

Unaudited Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended September 30, 2016

			Additional
	Common Stock		Paid-In	Deficit
	Shares	Amount	Capital	Accumulated	Total
		$	$	$	$
Balance, December 31, 2014	144,542,831	144,543	67,907	(509,443)	(296,993)

Issuance of common stock	34,979,700	34,979	97,943	–	132,922

Net loss and comprehensive loss	–	–	–	(74,008)	(74,008)

Balance, December 31, 2015	179,522,531	179,522	165,850	(583,451)	(238,079)

Net loss and comprehensive loss	–	–	–	(19,902)	(19,902)

Balance, September 30, 2016	179,522,531	179,522	165,850	(603,353)	(257,981)

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $96,099 and has incurred an accumulated deficit of $603,353.

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

Recently issued accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent).

The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the following:

-	An entity determines whether it is a principal or an agent for each specified good or service promised to a customer.
-	An entity determines the nature of each specified or service (e.g., whether it is a good, service, or a right to a good or service).
-	When another entity is involved in providing goods or services to a customer, an entity that is a principal obtains control of: (a) a good or another asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity’s behalf; or (c) a good or service from the other party that it combines with other goods or services to provide the specified good or service to the customer.
-	The purpose of the indicators in paragraph 606-10-55-39 is to support or assist in the assessment of control. The amendments in paragraph 606-10-55-39A clarify that the indicators may be more or less relevant to the control assessment and that one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances.

The amendments amend certain existing illustrative examples and add additional illustrative examples to assist in the application of the guidance.

The FASB has issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year.

Identifying Performance Obligations

Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments add the following guidance:

1. An entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

2. An entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service.

DOMAIN EXTREMES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncements (continued)

To identify performance obligations in a contract, an entity evaluates whether promised goods and services are distinct. The amendments improve the guidance on assessing the promises are separately identifiable criterion by:

1. Better articulating the principle for determining whether promises to transfer goods or services to a customer are separately identifiable by emphasizing that an entity determines whether the nature of its promise in the contract is to transfer each of the goods or services or whether the promise is to transfer a combined item (or items) to which the promised goods and/or services are inputs.

2. Revising the related factors and examples to align with the improved articulation of the separately identifiable principle.

Licensing Implementation Guidance

Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to improve the operability and understandability of the licensing implementation guidance by clarifying the following:

1. An entity’s promise to grant a customer a license to intellectual property that has significant standalone functionality (e.g., the ability to process a transaction, perform a function or task, or be played or aired) does not include supporting or maintaining that intellectual property during the license period.

2. An entity’s promise to grant a customer a license to symbolic intellectual property (that is, intellectual property that does not have significant standalone functionality) includes supporting or maintaining that intellectual property during the license period.

3. An entity considers the nature of its promise in granting a license, regardless of whether the license is distinct, in order to apply the other guidance in Topic 606 to a single performance obligation that includes a license and other goods or services (in particular, the guidance on determining whether a performance obligation is satisfied over time or at a point in time and the guidance on how best to measure progress toward the complete satisfaction of a performance obligation satisfied over time).

3.	Other income

	For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30,
	2016	2015	2016
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	11,077	–	35,924
Total	11,077	–	36,333

DOMAIN EXTREMES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended September 30, 2016 and 2015.

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

The cumulative net operating loss carry forward is approximately $603,353 and $583,451 as at September 30, 2016 and December 31, 2015 respectively, and will be expired beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Nine months ended September 30,		For the period January 23, 2006 (inception) through September 30,
	2016	2015	2016
	$	$	$
Deferred tax asset attributable to Net operating loss carryover	6,767	17,612	205,140
Valuation allowance	(6,767)	(17,612)	(205,140)
Net deferred tax assets	–	–	–

5.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2016 and December 31, 2015 are 179,522,531 and 179,522,531 respectively.

Equity transactions during the period

Following is the equity transactions during the year ended December 31, 2015.

On November 16, 2015, we issued 34,979,700 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$132,923 in lieu of cash compensation for director and secretary service from October 1, 2012 to September 30, 2015.

There is no equity transactions during the period from January 1, 2016 to the period ended September 30, 2016.

DOMAIN EXTREMES INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6.	Accrued expenses and other payables

Accrued expenses and other payables as of September 30, 2016 and December 31, 2015 are summarized as follows:

	At September 30,	At December 31,
	2016	2015
	(unaudited)	(audited)
	$	$

Accrued audit fee	385	1,923
Other payables	25,765	26,537

Total	26,150	28,460

7.	Advance from related parties

The amount due to related parties as of September 30, 2016 and December 31, 2015 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date, no collateral and repayable upon demand.

8.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended September 30, 2016 and December 31, 2015.

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

We have evaluated significant events and transactions that occurred from October 1, 2016 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended September 30, 2016.

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

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 Revenue from Contracts with Customers requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent).

The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by clarifying the following:

-An entity determines whether it is a principal or an agent for each specified good or service promised to a customer.

-An entity determines the nature of each specified or service (e.g., whether it is a good, service, or a right to a good or service).

-When another entity is involved in providing goods or services to a customer, an entity that is a principal obtains control of: (a) a good or another asset from the other party that it then transfers to the customer; (b) a right to a service that will be performed by another party, which gives the entity the ability to direct that party to provide the service to the customer on the entity’s behalf; or (c) a good or service from the other party that it combines with other goods or services to provide the specified good or service to the customer.

-The purpose of the indicators in paragraph 606-10-55-39 is to support or assist in the assessment of control. The amendments in paragraph 606-10-55-39A clarify that the indicators may be more or less relevant to the control assessment and that one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances.

The amendments amend certain existing illustrative examples and add additional illustrative examples to assist in the application of the guidance.

The FASB has issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606.

The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The effective date for nonpublic entities is deferred by one year.

Identifying Performance Obligations

Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments add the following guidance:

1. An entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

2. An entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service.

To identify performance obligations in a contract, an entity evaluates whether promised goods and services are distinct. The amendments improve the guidance on assessing the promises are separately identifiable criterion by:

1. Better articulating the principle for determining whether promises to transfer goods or services to a customer are separately identifiable by emphasizing that an entity determines whether the nature of its promise in the contract is to transfer each of the goods or services or whether the promise is to transfer a combined item (or items) to which the promised goods and/or services are inputs.

2. Revising the related factors and examples to align with the improved articulation of the separately identifiable principle.

Licensing Implementation Guidance

Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to improve the operability and understandability of the licensing implementation guidance by clarifying the following:

1. An entity’s promise to grant a customer a license to intellectual property that has significant standalone functionality (e.g., the ability to process a transaction, perform a function or task, or be played or aired) does not include supporting or maintaining that intellectual property during the license period.

2. An entity’s promise to grant a customer a license to symbolic intellectual property (that is, intellectual property that does not have significant standalone functionality) includes supporting or maintaining that intellectual property during the license period.

3. An entity considers the nature of its promise in granting a license, regardless of whether the license is distinct, in order to apply the other guidance in Topic 606 to a single performance obligation that includes a license and other goods or services (in particular, the guidance on determining whether a performance obligation is satisfied over time or at a point in time and the guidance on how best to measure progress toward the complete satisfaction of a performance obligation satisfied over time).

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Net Sales

We generated revenues of $1,885 and $5,654 for the three and nine months, respectively, ended September 30, 2016, compared to $2,073 and $6,219 for the three and nine months, respectively, ended September 30, 2015. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $8,997 and $19,902 for the three and nine months, respectively, ended September 30, 2016 and $24,041 and $51,799 for the three and nine months, respectively, ended September 30, 2015, principally due to a substantial decrease in our administrative expenses as we have decreased our development activities.

We incurred general, administrative and operating expenses of $10,882 and $36,633 for the three and nine months, respectively, ended September 30, 2016 and $26,114 and $58,018 for the three and nine months, respectively, ended September 30, 2015. Of these amounts, $10,500 and $21,000 related to the value of cash compensation to our directors for the three and nine months, respectively, ended September 30, 2015. In addition, a substantial portion of our expenses for the three and nine months ended September 30, 2016 related to accounting service fees, staff service fees, legal and professional service fees, and for the three and nine months ended September 30, 2015 related to audit fees and accounting service fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and nine months ended September 30, 2016 and 2015. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

Our total assets at September 30, 2016 were $7,754 compared to $39 at December 31, 2015. Our total liabilities were $265,735 at September 30, 2016 compared to $238,118 at December 31, 2015, principally due to the increase of $29,927 in advance from related parties. As a result, there was a working capital deficit of $257,981 on September 30, 2016 and it was $238,079 as of December 31, 2015. It increased $19,902.

At September 30, 2016, we had cash and cash equivalents of $7,754, compared to $39 at December 31, 2015, an increase of $7,715. The increase is principally due to the increase in cash provided by operation.

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

The Company is working hard on reducing the expenses and so we expect our cash flow needs over the next 12 months through October 2017 to be approximately $49,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $4,100, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2016, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

DOMAIN EXTREMES INC.

Dated: October 28, 2016	By:	/s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)

Dated: October 28, 2016	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Vice-Chairman and Director

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chairman

31.2	Certification of Vice-Chairman

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Statement of Operations for the three and nine months period ended September 30, 2016 and 2015, (iii) Statement of Cash Flows for the three and nine months period ended September 30, 2016 and 2015, (iv) Statement of Stockholders’ Deficit and Comprehensive Loss for the period ended September 30, 2016 and (v) Notes to Financial Statements.

