Form 10-K
period 2016-12-31
Domain Extremes Inc.
filed 2017-03-31
CIK 1469038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/X/     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

/_/     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,797 as of June 30, 2016 (the registrant’s most recently completed second quarter), based upon total outstanding shares as of such date of 179,522,531, of which 87,966,037 shares were held by non-affiliates. As of June 30, 2016, the last transacted price of the registrant was US$0.0001 per share.

As of March 1, 2017, there were 179,522,531 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933

None.

i

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

Overview

We were incorporated in the State of Nevada in January 2006 and are a development stage company. Our business is to develop and operate Internet websites and applications on mobile platforms. We earn revenues through advertisements sold on these websites and applications. Our goal is to become a major network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China Basin with contents on travel, food, entertainment, activities and city life. As of the date of this Annual Report, we have launched the website www.drinkeat.com, which provides reviews of restaurants in Hong Kong.

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

We will continue to develop lifestyle applications on iPhone and other mobile platforms.

Our Strategy

In order to develop our platform, we intend to:

•	Promote our existing websites to increase readership, popularity and site-loyalty through on-line advertisements, principally through search advertising and banner advertisements;
•	Launch a public relations campaign, through print and other media, to promote our websites;
•	Develop banner exchange programs with other websites;
•	Recruit additional writers and contributors to enhance and update site content to maintain the relevance of the information, as well as free-lance writers to publicize sites in related forums;
•	Utilize consultants to optimize search engines in order to enhance and maintain website ranking;
•	Expand the network through the application of new domain names, as well as the acquisition of websites and forums targeting the same consumer base;
•	Develop additional lifestyle-related mobile phone applications for iPhone and, where appropriate, other mobile platforms, and promote them using online key word search advertisements; and
•	Generate revenue from user fees and online advertising income at space provided in mobile phone applications.
•	As noted above, we are a controlled corporation and there can be no assurance that our principal shareholder, Mi1 Global Limited, will not change our business or our strategy in the future.

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

Employees

As of December 31, 2016, we had one full-time employee and four part-time employees taking care of website content development, testing and administrative matters. We intend to add full and part-time employees, as well as consultants, as our network continues to expand.

We are not subject to any collective bargaining agreements and we believe our relationship with our employees is excellent.

Where You Can Find Us

Our principal executive office is located at 36, Jalan Seri Utara 3/3C, Kipark Avenue, Off Jalan Ipoh, 68100 Kuala Lumpur, Wilayah Persekutuan, Malaysia. Our telephone number is +603 6241 2023 and +603 6242 1028. Our website is www.domainextremes.com. The content of our website is not incorporated into, or otherwise considered a part of, this Annual Report.

ITEM 1A.	RISK FACTORS

This information is not required of smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

We do not own any property. Our executive offices are located at 36, Jalan Seri Utara 3/3C, Kipark Avenue, Off Jalan Ipoh, 68100 Kuala Lumpur, Wilayah Persekutuan, Malaysia, which is office space that we share with certain other development stage companies. As we continue to grow our business, we may find it necessary to secure separate office space; however, for our current needs the present space is sufficient and cost-efficient.

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

Holders

As of December 31, 2016, we had 179,522,531 shares of our common stock issued and outstanding, and held by 764 persons.

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

The Company did not issue any shares without registration in 2016.

In November 2015, we issued the following shares of common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”), in lieu of compensation for services rendered:

Name	Number of Shares	Relationship
Francis Bok	9,473,684	President (Resigned on April 11, 2016)
Stephen Tang	23,684,211	Director (Resigned on April 11, 2016)
Angel Lai	1,821,805	Staff (Resigned on April 11, 2016)

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2016 and 2015, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

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

Results of Operations

Two Years Ended December 31, 2016 and 2015

Net Sales

We generated revenues of $7,538 for the year ended December 31, 2016, compared to $8,292 for fiscal 2015. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $79,929 in 2016 compared to a net loss of $74,008 in 2015, principally due to a substantial increase in our administrative expenses as discussed below.

We had other income of $11,077 in 2016 and $nil in 2015, attributable to the write-off of accrued director fees and secretary fees.

We incurred general, administrative and operating expenses of $98,544 in 2016 and $82,300 in 2015. Of these amounts, $nil and $31,500 related to the value of director fees to our directors in each of 2016 and 2015, respectively, in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses for the year ended December 31, 2016 related to accounting service fees, legal service fees and professional service fees, and for the year ended December 31, 2015 related to accounting service fees and professional service fees.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2016, we had cash and cash equivalents of $7,833, compared to $39 at December 31, 2015, an increase of $7,794. This increase is principally due to the increase in cash provided in operation.

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

We expect our cash flow needs over the next 12 months to be approximately $80,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $6,700, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Group does not expect this standard to have a material impact on its consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Group does not expect this standard to have a material impact on its consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows; (d) accounting for forfeitures of share-based payments. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Group does not expect this standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Group does not expect this standard to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Group does not expect this standard to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Group does not expect this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Group does not expect this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Group does not expect this standard to have a material impact on its consolidated financial statements.

Tabular Disclosure of Contractual Obligations

This information is not required of smaller reporting companies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is not required of smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information is not required of smaller reporting companies.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 14, 2014, we appointed AWC (CPA) Limited (formerly known as Albert Wong & Co.) to be our principal accountant.

On April 30, 2016, AWC (CPA) Limited has merged with Dominic K.F. Chan & Co and formed Centurion ZD CPA Limited (formerly known as DCAW (CPA) Limited).

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Based upon their evaluation as of December 31, 2016, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at that reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

On April 11, 2016, Francis Bok, Stephen Tang, Huang Run Peng, and Wu Cai Xia resigned from the Board of Directors (the “Board”) and their respective executive positions of the Company as part of the Company’s management reorganization. The resignation by each of these individuals did not involve any disagreements with the Company or the management of the Company.

In connection with the departure of the aforementioned individuals the Company’s Board named the following individuals as current directors:

•	Lim Kock Chiang (Chairman and Chief Executive Officer)
•	Kok Seng Yeap (Vice-Chairman)
•	Kok May EE (Director and Chief Financial Officer)
•	Tan Peng Kwan (Director and Chief Operating Officer)
•	Mustapha Bin Taib (Director and Chief Marketing Officer)
•	Chan Kwong Kean (Director)
•	Phang Fuk Tjhan (Director)
•	Wan Mohd Akmal Bin Wan Salleh (Director)

On April 11, 2016, the Board of the Company approved an amendment to Section 1 of Article II of the By-laws of the Company to increase the maximum Board size from seven (7) to ten (10) and fixed the current number at eight (8).

The foregoing description of the By-laws does not purport to be complete and is qualified in its entirety by reference to the full text of the By-laws, a copy of which is filed as Exhibit 3.2 and incorporated by reference to the Quarterly Report on May 16, 2016.

Effective June 15, 2016, the Board of the Company increased the size of the Board from eight to ten directors and elected Mr. Dadeng Hidayat and Mr. Muhammad Yunus Yosfiah as associated directors to fill the newly created vacancy on the Board.

On November 4, 2016, the Company held its annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s Articles of Incorporation to (a) change the name of the Company from “Domain Extremes Inc.” to “Mi1 Global TelCo., Inc.” and (b) increase the authorized shares of common stock from 200,000,000 shares to 1,200,000,000 shares. The Amendment had previously been approved by the Board of the Company on August 31, 2016, subject to the approval of the Company’s stockholders. The Amendment will become effective upon its filing with the Secretary of State of the State of Nevada, which the Company will do as soon as practicable.

At the Annual Meeting held at 9:00 a.m. local time on November 4, 2016, the Company’s stockholders voted on six proposals. The Company had 179,522,531 shares of common stock outstanding on September 9, 2016, the record date for the Annual Meeting, of which 162,355,905 shares of common stock were present in person or represented by proxy at the Annual Meeting. The matters voted on at the Annual Meeting are described in more detail in the Company’s definitive proxy statement on Schedule 14A, which the Company filed with the Securities and Exchange Commission on September 19, 2016 (the “Proxy Statement”).

The following proposals were voted upon at the Annual Meeting and the final voting results with respect to each proposal are set forth below:

Proposal 1: The Company’s stockholders elected ten members to the Board to hold office until the 2017 annual meeting of stockholders or until their successors are duly elected and qualified, or until their earlier death, resignation or removal from office. The voting results were as follows:

Name	Votes For	Votes Withheld	Broker Non- Votes
Lim Kock Chiang	162,349,576	16	6,313
Kok Seng Yeap	162,349,582	10	6,313
Kok May EE	162,349,576	16	6,313
Tan Peng Kwan	162,349,576	16	6,313
Mustapha Bin Taib	162,349,576	16	6,313
Chan Kwong Kean	162,349,576	16	6,313
Phang Fuk Tjhan	162,349,582	10	6,313
Wan Mohd Akmal Bin Wan Salleh	162,349,582	10	6,313
Dadeng Hidayat	162,349,582	10	6,313
Muhammad Yunus Yosfiah	162,349,581	11	6,313

Proposal 2: The Company’s stockholders ratified the selection of DCAW (CPA) Limited (“DCAW”) as the Company’s independent registered public accounting firm for the year ending December 31, 2016. The voting results were as follows:

Votes For	Votes Against	Votes Abstained
162,355,722	0	183

Proposal 3: The Company’s stockholders approved the amendment to the Company’s Articles of Incorporation to change the name of the Company to “Mi1 Global TelCo., Inc.” The voting results were as follows:

Votes For	Votes Against	Votes Abstained
162,355,722	0	183

The amendment to the Company’s Articles of Incorporation will become effective upon its filing with the Secretary of State of the State of Nevada, which the Company will do as soon as practicable.

Proposal 4: The Company’s stockholders approved the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 1,200,000,000 shares. The voting results were as follows:

Votes For	Votes Against	Votes Abstained
162,353,838	2,067	0

The amendment to the Company’s Articles of Incorporation will become effective upon its filing with the Secretary of State of the State of Nevada, which the Company will do as soon as practicable.

Proposal 5: The Company’s stockholders approved, on a non-binding advisory basis, the compensation of the Company’s named executive officers, as described in the Proxy Statement. The voting results were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
162,349,577	15	0	6,313

Proposal 6: The Company’s stockholders approved, on a non-binding advisory basis, the frequency of future advisory votes on the compensation of the Company’s named executive officers every 3 years. The voting results were as follows:

3 Years	2 Years	1 Year	Votes Abstained	Broker Non-Votes
162,349,505	11	73	0	6,316

On February 14, 2017, Kok Seng Yeap, Kok May EE, Tan Peng Kwan, Chan Kwong Kean, Wan Mohd Akmal Bin Wan Salleh and Muhammad Yunus Yosfiah resigned from the Board and their respective executive positions of the Company as part of the Company’s management reorganization. The resignation by each of these individuals did not involve any disagreements with the Company or the management of the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of December 31, 2016.

Name	Age	Principal Position	Appointment/Resignation date
Francis Bok	50	Director, President (principal executive officer)	January 23,2006/April 11, 2016
Stephen Tang	64	Director, Treasurer (principal financial officer)	January 23,2006/April 11, 2016
Huang Run Peng	54	Director	February 7, 2012/April 11, 2016
Wu Cai Xia	50	Director	February 7, 2012/April 11, 2016
Lim Kock Chiang	42	Director, Chairman and Chief Executive Officer	April 11, 2016
Kok Seng Yeap	41	Director and Vice Chairman	April 11, 2016/February 14, 2017
Kok May EE	26	Director and Chief Financial Officer	April 11, 2016/February 14, 2017
Tan Peng Kwan	53	Director and Chief Operating Officer	April 11, 2016/February 14, 2017
Mustapha Bin Taib	70	Director and Chief Marketing Officer	April 11, 2016
Chan Kwong Kean	34	Director	April 11, 2016/February 14, 2017
Phang Fuk Tjhan	47	Director	April 11, 2016
Wan Mohd Akmal Bin Wan Salleh	29	Director	April 11, 2016/February 14, 2017
Dadeng Hidayat	45	Associated Director	June 15, 2016
Muhammad Yunus Yosfiah	72	Associated Director	June 15, 2016/February 14, 2017

Francis Bok served as our President and Chairman of our board of directors from our inception in January 2006 to April 2016. In addition, since June 2005, Mr. Bok also serves as chief executive officer of Beyond IVR Limited, an information technology company providing tailor-made telecommunications solutions and telephone servicing, based in Hong Kong. During 2004, Mr. Bok served as assistant manager for Kactus Limited, a Hong Kong-based content and applications provider for mobile handsets. From 2002 until 2004, Mr. Bok was the manager, solutions services, for Continuous Technologies International Limited in Hong Kong, which provides CRM solutions, project management and system integration services. Mr. Bok received his B.Math in Mathematics in 1993 from the University of Waterloo, Canada, a Master of Science in 1997 from the University of Hong Kong, and an MBA in 2000 from the City University of Hong Kong.

Stephen Tang served as a Director and Treasurer of the Company from January 2006 to April 2016. Mr. Tang has served as the chairman of Mega Pacific Capital, Inc., a finance and investment consulting firm, serving Asian companies, since 2005. From 2003 to 2005, Mr. Tang was a director and chairman of Sancon Resources Recovery, Inc., an environmental service company specializing in the collection, processing and selling or reprocessed materials. From April 2008 through March 2009, Mr. Tang served as a director of The Hartcourt Companies. Mr. Tang received his Bachelor’s degree in Business Administration from Hong Kong Baptist University in 1974 and his MBA from the Asian Institute of Management in Manila, Philippines, in 1976.

Huang Run Peng served as a Director of the Company from February 2012 to April 2016. Mr. Huang has served as the president of the board of the Promula Trading Limited and the president of Tianjin Rongtian Equity Investment Fund Management Co., Ltd., a Chinese fund manager, since 2011. From 2005 to 2008, Mr. Huang was a factory director of Pengda Stainless Steel Products Factory.

Wu Cai Xia served as a Director of the Company from February 2012 to April 2016. Ms. Wu has served as general manager of the Promula Trading Limited and the general manager of Tianjin Rongtian Equity Investment Fund Management Co., Ltd. since 2010. From 2009 to 2010, Ms. Wu was a training business manager of China Telecom Company in Xinxiang. From 2005 to 2009, Ms. Wu was a senior director of operations of Ping An Insurance Company.

Lim Kock Chiang currently serves as the Company’s Chairman and Chief Executive Officer, and is the Founder of Mi1 Group of companies. In addition to his service with the Company, Dato’ Dr. Lim has served as Marketing Manager of My Mi One Telco Solution since 2011 and Smart Magic Belt from 2006 to 2010. In addition, Dato’ Dr. Lim has been involved in his family’s business of egg production since 1994, which penetrated 90% of ASEAN market. Dato’ Dr. Lim started an entrepreneurship in 2006 that has expanded rapidly and has established a strong footing in Malaysia and Indonesia. Dato’ Dr. Lim holds his Doctor of Philosophy of Entrepreneurship from Wisconsin International University. We believe Dato’ Dr. Lim’s extensive experience in the trading industry, together with his experience running several businesses, qualify him to serve as Chairman and Chief Executive Officer.

Kok Seng Yeap served as Vice-Chairman of the Company from April 2016 to February 2017. In addition to his service with the Company, Dato’ Kok serves in various other capacities, including Chairman, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer at Toga Capital Limited, positions held since August 2015, Chief Executive Officer, President and Chief Financial Officer at Gold Billion Group Holdings Limited, positions held since November 2014, and Associate Director of First Asia Holdings Limited, a position held since November 2013. Dato’ Kok is also the Owner of RichCorp Holdings Ltd and has previously served as Managing Director of NobleCorp Asset Management Ltd and as an advisor for Hengyep International Wealth Management (Hong Kong) and IVP Holding Co. Ltd (Singapore). Dato’ Kok has served as a director of Gold Billion Group Holdings Limited since November 2014 and Kingsburg Holdings Limited since 2012. Dato’ Kok has received qualifications from the Malaysia Insurance Institute and Rockwills Sdn Bhnd, Malaysia. We believe Dato’ Kok’s vast experience in the financial industry qualifies him to service as Vice-Chairman.

Kok May EE served as the Company’s Chief Financial Officer and as a Director from April 2016 to February 2017. In addition to her service with the Company, Ms. Kok is the Director of Finemetal Malaysia Sdn. Bhd, a Company dealing with Swiss precious metal traders, a position she had held since July 2014. Since 2012, Ms. Kok has served as CEO of a financial group company in Hong Kong. Ms. Kok received a finance degree from Middlesex University in London, where she graduated with first class honors. She also holds a MBA from the University of St. Mark & St. John. We believe Ms. Kok’s management and professional knowledge of financial analysis qualify her to serve as our Chief Financial Officer and as a Director.

Tan Peng Kwan served as the Company’s Chief Operating Officer and as a Director from April 2016 to February 2017. In addition to his service with the Company, Dr. Tan participates in the management of the Mi1 Group of companies. From 2012 until 2016, Dr. Tan worked as the contracted Chinese Physician of B4ItHappens, in Petaling Jaya, Selangor, Malaysia. Dr. Tan holds a degree in management and a certification in Traditional Chinese Medicine. We believe that Dr. Tan’s experience in administering, directing and coordinating business operations qualifies him to serve as our Chief Operating Officer and as a Director.

Mustapha Bin Taib currently serves as the Company’s Chief Marketing Officer and as a Director. Prior to joining the Company, Mr. Taib served as Special Officer in the Ministry of Higher Education, Ministry of Agriculture and Ministry of International Trade and Industries, a position he held from 2007 to 2014. In 2005, Mr. Taib was appointed Deputy Director General of Jasa Malaysia and in 2001 he was appointed to a think-tank panel for the Special Affairs Department of the Ministry of Information Malaysia. From 1974 to 1998, Mr. Taib worked as a Lecturer for Kelantan Islamic Foundation, Islam Academic of Malaya University and Yayasan Dakwah Islamiah. We believe that Mr. Taib’s vast network and experience working with governmental entities qualify him to serve as our Chief Marketing Officer and as a Director.

Chan Kwong Kean served as a Director of the Company from April 2016 to February 2017. In addition to his service with the Company, Mr. Chan serves as assistant General Manager and Director of Mi1 Group of companies, where he handles all operations. Over the past 14 years, Mr. Chan has worked at TNS Global Market Research Company and MPH Bookstores as a Senior Finance Executive. Mr. Chan has gained additional business experience by running his own franchise retail business, Cosway. Mr. Chan received a Functional Nutrition degree in 2010 from Nutrition Therapist and a Higher Diploma in Accounting in 2003. We believe that Mr. Chan’s vast experience in a wide variety of disciplines qualifies him to serve as a Director.

Phang Fuk Tjhan currently serves as a Director of the Company. In addition to his service with the Company, Mr. Tjhan serves as General Manager of Pt. Mi One Global Indonesia, a PMA company engaged in telecommunications a position he has held since November 2015. In 2014, Mr. Tjhan worked as an account and finance manager at City Bank in Jakarta. From 2002 to 2008, Mr. Tjhan worked at PT. Laras Cemerlang as a money changer. From 1996 to 2002, Mr. Tjhan worked in banking at Bank Tiara Asia and Citibank. Mr. Tjhan received a degree from STBA-Yapari Bandung in 1994. We believe that Mr. Tjhan’s vast experience in the banking world, together with his hard work and motivation, qualify him to serve as a Director.

Wan Mohd Akmal Bin Wan Salleh served as a Director of the Company from April 2016 to February 2017. During the past five years, Mr. Akmal has worked as a consultant in fund management, forex marketing and information technology services. Additionally, Mr. Akmal started his own telecommunications company. Mr. Akmal received a Bachelor’s degree in Electrical Power Engineering in 2010 and is currently working on his MBA. We believe that Mr. Akmal’s vast experience in telecommunications qualifies him to serve as a Director.

Dadeng Hidayat currently serves as an Associated Director of the Company. In addition to his service with the Company, Mr. Hidayat has served as Coordinator of Corruption Investigation Forum, Secretary of the Foundation of Indonesia Bersatus, Chief of Red and White Center and as a delegate to Tabloid Media Corruption Court in Jakarta during the year 2015. From 2012 to 2015, Mr. Hidayat served as President Director of PT. Stars Duta Indonesia. He served as President Director of PT. Coin Investment Development from 2010 to 2012, President Director of PT. Coins Chem Tech from 2004 to 2009 and PT. Prabu Gentar Bumi from 2001 to 2004. Mr. Hidayat graduated from Universitas Borobudur in 2000 and has also had a career as a journalist. We believe that Mr. Hidayat’s vast experience in financial management and human resources qualifies him to serve as a Director.

Muhammad Yunus Yosfiah served as an Associated Director of the Company from June 2016 to February 2017. Prior to his role as Director, Lieutenant General (ret.) Muhammad Yunus’ served as Minister of Information under President Bacharuddin Jusuf Habibie. From 2004 to 2009, Mr. Yosfiah served as a member of Parliament and sat on the Comission XI. In 2002, Mr. Yosfiah became a member of the United Development Party. Prior to his involvement with the United Development Party, he was Information Minister in the Development Reform Cabinet from 1998-1998 and chairman of the ABRI faction in MPR Indonesia in 1997. We believe that Mr. Yosfiah’s vast experience in military and government qualifies him to serve as a Director.

Family Relationships

Kok Seng Yeap and Kok May EE are siblings. Other than the foregoing, there is no family relationship between any director, executive officer or director nominee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

From November 8, 2011 to September 30, 2015, we pay directors’ fees to Mr. Francis Bok and Mr. Stephen Tang of $1,000 per month and $2,500 per month, respectively.

Executive Officers

None of the Company’s Named Executive Officers have received compensation in the form of cash for their management services to the Company since our inception; however, each has received cash or share-based compensation in lieu of cash for services as directors as set forth in the Summary Compensation Table below. Future compensation of officers will be determined by the Board of Directors based upon our financial condition and performance, our financial requirements, and individual performance of each officer.

We do not have an employment agreement with the Company’s Named Executive Officers. Further, we have no compensatory plans or arrangements, including payments to be received from the Company, with respect to either Executive Officer or any other of our employees, which would in any way result in payments to any such person because of resignation, retirement or other termination of such person's employment with us, or any change in control of the Company, or a change in the person's responsibilities following such a change in control.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our executive officers and employees.

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2015 and 2016, we paid cash compensation to our directors for services as directors as set forth in the Summary Compensation Table below. In 2016, Mr. Stephen Tang’s and Mr. Kok Seng Yeap’s reimbursed expenses were $7,458 and $46,600, respectively.

Summary Compensation Table(1)
Name and Principal Position	Director Fees	All other compensation	Total
	($)	($)	($)
Francis Bok [President (principal executive officer) and Director]
2015	9,000.00	–	9,000.00
2016	–	–	–
Stephen Tang [Treasurer (principal financial officer) and Director]
2015	22,500.00	–	22,500.00
2016	–	–	–

(1) Mr. Bok and Mr. Tang did not receive any salary, bonus, stock awards, option awards, non-equity incentive compensation earnings, or nonqualified deferred compensation earnings in 2015 or 2016. Amounts received as “Directors' Fees” reflect the dollar value of cash received in 2015 and 2016. Mr. Bok and Mr. Tang resigned from the board of directors in April 2016.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2016. The information in this table provides the ownership information for:

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

Name and Address of Beneficial Owner(1)	Sole Voting and Investment Power	Shared Voting and Investment Power	Total Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Stephen Tang(2) 602 Nan Fung Tower, Suite 6/F 173 Des Voeux Road Central Central District, Hong Kong	–	–	–	–
Francis Bok(2) 602 Nan Fung Tower, Suite 6/F 173 Des Voeux Road Central Central District, Hong Kong	–	–	–	–
Lim Kock Chiang(3)	–	73,245,193	73,245,193	40.8%
Kok Seng Yeap(4)	–	18,311,298	18,311,298	10.2%
Mi1 Global Limited (fka Abina Holding Incorporation) Rm 1202A, 12/F Empire Centre 68 Mody Road, Tsimshatsui, Kowloon, Hong Kong		91,556,491	91,556,491	51.0%
Kok May EE	–	–	–	–
Tan Peng Kwan	–	–	–	–
Mustapha Bin Taib	–	–	–	–
Chan Kwong Kean	–	–	–	–
Phang Fuk Tjhan	–	–	–	–
Wan Mohd Akmal Bin Wan Salleh	–	–	–	–
Dadeng Hidayat	–	–	–	–
Muhammad Yunus Yosfiah	–	–	–	–
All directors and executive officers as a group (10 persons)	–	91,556,491	91,556,491	51.0%

(1)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive office, which is located at 36, Jalan Seri Utara 3/3C, Kipark Avenue, Off Jalan Ipoh, 68100 Kuala Lumpur, Wilayah Persekutuan, Malaysia.
(2)	Resigned in April 2016.
(3)	Shares of common stock held by Mi1 Global Limited, which Mr. Lim may be deemed to own beneficially.
(4)	Shares of common stock held by Mi1 Global Limited, which Mr. Kok may be deemed to own beneficially.

Change of Control Arrangements

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $98,306 in 2016 and $38,761 in 2015. In 2015, Mr. Bok and Mr. Tang advanced amounts for cash, director fee, professional service fees and transfer agent fees. In 2016, Mr. Kok Seng Yeap advanced amounts for cash and professional service fees.

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

Audit Fees

During the year ended December 31, 2016, we paid our principal accountants $4,679 in connection with our annual audit for the year ended December 31, 2014 and December 31, 2015 and the review of our Quarterly Reports on Form 10-Q. The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 is $2,308. The aggregate of such fees is $6,987.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2016.

Tax Fees

During fiscal 2016, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2016, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We do not have a formal audit committee. Our Board of Directors pre-approved all of the foregoing services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*
3.2	By-laws, as currently in effect*
10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*
10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*
10.3	Service Agreement, dated February 17, 2016, between Domain Extremes Inc. and Fintel (USA) Ltd.
14.1	Code of Business Conduct and Ethics*
31.1	Certification of Chairman
31.2	Certification of Chief Marketing Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-53749.
**	To be filed by amendment.

DOMAIN EXTREMES INC.

(A CORPORATION IN THE DEVELOPMENT STAGE)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

AND INDEPENDENT AUDITORS’ REPORT

(Stated in US Dollars)

中正達會計師事務所有限公司 Centurion ZD CPA Limited Certified Public Accountants (Practising)

HK office: 7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Hong Kong

香港 皇后大道中三五九至三六一號 南島商業大廈七樓

Tel : (852) 2851 7954 Fax: (852) 2545 4086

Kowloon office: Room 2105-06, 21/F., Office Tower, Langham Place, 8 Argyle Street, Mongkok, Kowloon, Hong Kong

九龍 旺角 亞皆老街八號 朗豪坊辦公大樓2105-06室

Tel: (852) 2780 0607 Fax: (852) 2780 0013

To: the Board of Directors and Shareholders of

Domain Extremes Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Domain Extremes Inc. (“the Company”) as of December 31, 2016 and 2015 the related statements of operations, stockholders’ equity and cash flows for each of the years in the period ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited

Certified Public Accountants (Practising)

(Formerly known as DCAW (CPA) Limited)

Hong Kong

Dated: March 30, 2017

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Stated in US Dollars)

		At December 31,
	Notes	2016	2015
		$	$

ASSETS
Current Asset:
Cash and cash equivalents		7,833	39

Total Current Asset		7,833	39

Non-Current Asset :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		7,833	39

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses and other payables	7	31,460	28,460
Advance from related parties	8	294,381	209,658

Total Current Liabilities		325,841	238,118

TOTAL LIABILITIES		325,841	238,118

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock
Par value: US$0.001
Authorized: 2016 – 200,000,000 shares (2015 – 200,000,000 shares)
Issued and outstanding: 2016 – 179,522,531 shares (2015 – 179,522,531 shares)	6	179,522	179,522
Additional paid-in-capital		165,850	165,850
Deficit accumulated during the development stage		(663,380)	(583,451)

TOTAL STOCKHOLDERS’ DEFICIT		(318,008)	(238,079)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		7,833	39

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

		For the year ended December 31, 2016	For the year ended December 31, 2015	For the period January 23, 2006 (inception) through December 31, 2016

	Notes	$	$	$

Net sales		7,538	8,292	97,983
Cost of sales		–	–	–

Gross Profit		7,538	8,292	97,983
Impairment loss of long-term investment		–	–	(10,000)
Impairment loss of intangible assets		–	–	(3,910)
Other operating income	4	11,077	–	36,333
Administrative and other operating expenses, including share based compensation		(98,544)	(82,300)	(783,786)

Operating loss before income taxes		(79,929)	(74,008)	(663,380)
Income taxes	5	–	–	–

Net loss and comprehensive loss		(79,929)	(74,008)	(663,380)

Loss per share of common stock
- Basic and diluted		(0.00)	(0.00)

Weighted average shares of common stock
- Basic and diluted		179,522,531	148,951,232

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Stated in US Dollars)

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total
		$	$	$	$

Balance, December 31, 2014	144,542,831	144,543	67,907	(509,443)	(296,993)

Issuance of common stock	34,979,700	34,979	97,943	–	132,922

Net loss and comprehensive loss	–	–	–	(74,008)	(74,008)

Balance, December 31, 2015	179,522,531	179,522	165,850	(583,451)	(238,079)

Net loss and comprehensive loss	–	–	–	(79,929)	(79,929)

Balance, December 31, 2016	179,522,531	179,522	165,850	(663,380)	(318,008)

See accompanying notes to financial statements

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period January 23, 2006 (inception) through December 31, 2016
	$	$	$
Cash flows from operating activities:
Net loss and comprehensive loss	(79,929)	(74,008)	(663,380)
Depreciation	–	–	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Prepaid expenses and other receivables	–	10,430	–
Amount due to related parties	84,723	(69,445)	294,381
Accrued expenses and other payables	3,000	(3)	31,460

Net cash provided by / (used in) operating activities	7,794	(133,026)	(264,506)

Cash flows from financing activity:
Issuance of share capital	–	132,922	273,942

Net cash provided by financing activity	–	132,922	273,942

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase / (decrease) in cash and cash equivalents	7,794	(104)	7,833

Cash and cash equivalents at beginning of the year	39	143	–
Cash and cash equivalents at end of the year	7,833	39	7,833

Supplementary disclosures of cash flow information:
Interest paid	–	–	–
Income taxes paid	–	–	–

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $97,983 and has incurred an accumulated deficit of $663,380.

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

Recently issued accounting pronouncements

On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Group does not expect this standard to have a material impact on its consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Group does not expect this standard to have a material impact on its consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09 (“ASU 2016-09”), Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows; (d) accounting for forfeitures of share-based payments. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Group does not expect this standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Group does not expect this standard to have a material impact on its consolidated financial statements.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

2.	Summary of principal accounting policies (continued)

Recently issued accounting pronouncement (Continued)

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Group does not expect this standard to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Group does not expect this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Group does not expect this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Group does not expect this standard to have a material impact on its consolidated financial statements.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

3.	Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $79,929 (from operations) for the year ended December 31, 2016 and an accumulated deficit of $663,380. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

The Company intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

4.	Other income

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period January 23, 2006 (inception) through December 31, 2016
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	11,077	–	35,924

Total	11,077	–	36,333

5.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the years ended December 31, 2016 and 2015.

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

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

5.	Income taxes (Continued)

The cumulative net operating loss carry forward is approximately $663,380 and $583,451 as at December 31, 2016 and 2015 respectively, and will expire beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Year ended December 31,
	2016	2015
	$	$

Deferred tax asset attributable to Net operating loss carryover	225,549	198,373

Valuation allowance	(225,549)	(198,373)

Net deferred tax assets	–	–

6.	Shareholders’ equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2016 and 2015 are 179,522,531 and 179,522,531 respectively.

Equity transactions

Following is the equity transactions during the year ended December 31, 2015.

On November 16, 2015, we issued 34,979,700 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$132,923 in lieu of cash compensation for director and secretary service from October 1, 2012 to September 30, 2015.

There is no changes in equity transactions during the year ended December 31, 2016.

DOMAIN EXTREMES INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

7.	Accrued expenses and other payables

Accrued expenses and other payables as of December 31, 2016 and 2015 are summarized as follows:

	Year ended December 31,
	2016	2015
	$	$

Accrued audit fee	2,308	1,923
Other payables	29,152	26,537

Total	31,460	28,460

8.	Advance from related parties

The amounts due to related parties as of December 31, 2016 and 2015 represent advanced payment due to the Company’s directors and shareholder. The amounts due to directors and shareholder are interest free without collateral and maturity date, and repayable upon demand.

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the years ended December 31, 2016 and 2015.

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

There were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Financial Statements for the year ended December 31, 2016.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2017.

DOMAIN EXTREMES INC.

Date: March 31, 2017	By: /s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lim Kock Chiang Lim Kock Chiang	Chairman; Director (Chief Executive Officer)	March 31, 2017

/s/ Mustapha Bin Taib Mustapha Bin Taib	Director (Chief Marketing Officer)	March 31, 2017

/s/ Phang Fuk Tjhan Phang Fuk Tjhan	Director	March 31, 2017

/s/ Dadeng Hidayat Dadeng Hidayat	Associated Director	March 31, 2017

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009*
3.2	By-laws, as currently in effect*
10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.*
10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.*
10.3	Service Agreement, dated February 17, 2016, between Domain Extremes Inc. and Fintel (USA) Ltd.
14.1	Code of Business Conduct and Ethics*
31.1	Certification of Chairman
31.2	Certification of Chief Marketing Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-53749.

**	To be filed by amendment.