Form 10-K/A
period 2016-12-31
Domain Extremes Inc.
filed 2017-04-03
CIK 1469038

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on March 31, 2017.

2

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

3

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of April, 2017.

DOMAIN EXTREMES INC.

Date: April 3, 2017	By: /s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)