Form 10-Q
period 2017-03-31
Mi1 Global TelCo, Inc.
filed 2017-05-15
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53749

Mi1 Global TelCo., Inc.

(Name of Small Business Issuer in its Charter)

Nevada	98-0632051
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36, JALAN SERI UTARA 3/3C, KIPARK AVENUE

OFF JALAN IPOH, 68100 KUALA LUMPUR

WILAYAH PERSEKUTUAN, MALAYSIA

(Address of Principal Executive Offices)

+603 6241 2023 / +603 6242 1028

(Issuer’s Telephone Number)

DOMAIN EXTREMES INC.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common equity, as of April 26, 2017: 180,622,531 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Mi1 Global Telco., Inc.

Unaudited Balance Sheets

As of March 31, 2017 (unaudited) and December 31, 2016 (audited)

		At March 31,	At December 31,
	Notes	2017	2016
		(unaudited)	(audited)
		$	$

ASSETS
Current Asset :
Cash and cash equivalents		11,306	7,833
Total Current Asset		11,306	7,833

Non-Current Asset :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		11,306	7,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	30,659	31,460
Advance from related parties	8	303,116	294,381

Total Current Liabilities		333,775	325,841

TOTAL LIABILITIES		333,775	325,841

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock
Par value: US$0.001
Authorized: 2017 – 200,000,000 shares (2016 – 200,000,000 shares)
Issued and outstanding: 2017 – 179,922,531 shares (2016 – 179,522,531 shares)	6	179,922	179,522
Shares Subscription		783	–
Additional paid-in-capital		165,850	165,850
Deficit accumulated during the development stage		(669,024)	(663,380)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(322,469)	(318,008)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		11,306	7,833

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Unaudited Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

		For the Three months ended March 31		For the period January 23, 2006 (inception) through March 31, 2017
		2017	2016
	Notes	$	$	$

Net sales		1,833	1,885	99,816
Cost of sales		–	–	–

Gross Profit		1,833	1,885	99,816
Other operating income	4	206	11,077	36,539
Impairment loss of long-term investment		–	–	(10,000)
Impairment loss of intangible assets		–	–	(3,910)
Administrative and other operating expenses, including share based compensation		(7,683)	(11,083)	(791,469)

Operating loss before income taxes		(5,644)	1,879	(669,024)
Income taxes	5	–	–	–

Net loss and comprehensive loss		(5,644)	1,879	(669,024)

Loss per share of common stock
- Basic and diluted		(0.00)	(0.00)

Weighted average shares of common stock
- Basic and diluted		179,633,642	179,522,531

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

	For the Three months ended March 31, 2017	For the Three months ended March 31, 2016	For the period January 23, 2006 (inception) through March 31, 2017
	$	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(5,644)	1,879	(669,024)
Depreciation	–	–	1,603
Share based compensation	–	–	71,430
Changes in current assets and liabilities
Amount due to related parties	8,735	3,828	303,116
Accrued expenses and other payables	(801)	(1,710)	30,659

Net cash provided by / (used in) operating activities	2,290	3,997	(262,216)

Cash flows from financing activity:
Issuance of share capital	400	–	274,342
Shares Subscription	783	–	783

Net cash provided by financing activity	1,183	–	275,125

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–	(1,603)

Net cash used in investing activity	–	–	(1,603)

Net increase in cash and cash equivalents	3,473	3,997	11,306

Cash and cash equivalents at beginning of the period	7,833	39	–

Cash and cash equivalents at end of the period	11,306	4,036	11,306

Supplementary disclosures of cash flow information:
Interest paid	–	–	–

Income taxes paid	–	–	–

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Unaudited Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended March 31, 2017

				Additional
	Common Stock		Shares	Paid-In	Deficit
	Shares	Amount	Subscription	Capital	Accumulated	Total
		$	$	$	$	$
Balance, December 31,2015	179,522,531	179,522	–	165,850	(583,451)	(238,079)

Net loss and comprehensive loss	–	–	–	–	(79,929)	(79,929)

Balance, December 31,2016	179,522,531	179,522	–	165,850	(663,380)	(318,008)

Issuance of common stock	400,000	400	–	–	–	400

Shares subscription	–	–	783	–	–	783

Net loss and comprehensive loss	–	–	–	–	(5,644)	(5,644)

Balance, March 31, 2017	179,922,531	179,922	783	165,850	(669,024)	(322,469)

The accompanying notes are an integral part of these unaudited financial statements.

MI1 GLOBAL TELCO., INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and nature of operations

Mi1 Global Telco., Inc. (“the Company”), formerly known as Domain Extremes Inc., a development stage company, was organized under the laws of the State of Nevada on January 23, 2006. The Company is in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception. The fiscal year end is December 31.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $99,816 and has incurred an accumulated deficit of $669,024.

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

MI1 GLOBAL TELCO., INC.

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

MI1 GLOBAL TELCO., INC.

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

MI1 GLOBAL TELCO., INC.

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

MI1 GLOBAL TELCO., INC.

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

MI1 GLOBAL TELCO., INC.

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

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $5,644 (from operations) for the period ended March 31, 2017 and an accumulated deficit of $669,024. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

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

MI1 GLOBAL TELCO., INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4.	Other income

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2017
	2017	2016
	$	$	$
Bank interest income	–	–	26
Gain on exchange	–	–	383
Sundry income	206	11,077	36,130
Total	206	11,077	36,539

5.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended March 31, 2017 and 2016.

The Company’s operations are carried out in Hong Kong, SAR of the PRC, and is subject to Hong Kong profit tax at 16.5% in 2017 (2016: 16.5%). No provision for Hong Kong income or profit tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

The cumulative net operating loss carry forward is approximately $669,024 and $663,380 as at March 31, 2017 and December 31, 2016 respectively, and will be expired beginning in the year 2026. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Three months ended March 31,		For the period January 23, 2006 (inception) through March 31, 2017
	2017	2016
	$	$	$

Deferred tax asset attributable to Net operating loss carryover	1,920	–	227,468

Valuation allowance	(1,920)	–	(227,468)

Net deferred tax assets	–	–	–

MI1 GLOBAL TELCO., INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6.	Shareholder’s equity

Capitalization

The Company has the authority to issue 200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2017 and December 31, 2016 are 179,922,531 and 179,522,531 respectively.

Equity transactions during the period

Following is the equity transactions during the year ended December 31, 2016.

On November 16, 2015, we issued 34,979,700 shares of our common stock to Francis Bok, Stephen Tang and Angel Lai valued at US$132,923 in lieu of cash compensation for director and secretary service from October 1, 2012 to September 30, 2015.

Following is the equity transactions during the period from January 1, 2017 to March 31, 2017.

On March 7, 2017, we issued 400,000 shares of our common stock to Azari Bin A Ghani, Mazlan Bin Muhammad, Syed Mokhtar Bin Syed Agil and Tengku Faikah Binti Tengku Ismail (100,000 shares each) for a consideration of US$400.

7.	Accrued expenses and other payables

Accrued expenses and other payables as of March 31, 2017 and December 31, 2016 are summarized as follows:

	At March 31,	At December 31,
	2017	2016
	(unaudited)	(audited)
	$	$

Accrued audit fee	1,667	2,308
Other payables	28,992	29,152

Total	30,659	31,460

8.	Advance from related parties

The amount due to related parties as of March 31, 2017 and December 31, 2016 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date, no collateral and repayable upon demand.

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended March 31, 2017 and December 31, 2016.

MI1 GLOBAL TELCO., INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

On May 1, 2017, the Company filed with the Nevada Secretary of State a certificate of amendment (the “Amendment”) to the Company’s Articles of Incorporation. The Amendment, previously approved by the Company’s board of directors on August 31, 2016 and stockholders on November 4, 2016, changed (a) the name of the Company from “Domain Extremes Inc.” to “Mi1 Global TelCo., Inc.” and (b) the authorized shares of common stock, par value $0.001, from 200,000,000 shares to 1,200,000,000 shares. The Amendment became effective upon its filing.

The Company will also ask the Financial Industry Regulatory Authority for approval of a change in the trading symbol of the Company common stock from its current trading symbol of “DNME” to “MIGT.”

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Net Sales

We generated revenues of $1,833 for the three months ended March 31, 2017, compared to $1,885 for the three months, ended March 31, 2016. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $5,644 for the three months ended March 31, 2017 and a net profit of $1,879 for the three months ended March 31, 2016, principally due to a substantial decrease in our administrative expenses as discuss below.

We had other income of $206 for the three months ended March 31, 2017, attributable to the administration fee received from the shares subscribers and $11,077 for the three months ended Mar 31, 2016, attributable to the write-off of accrued director fees and secretary fees.

We incurred general, administrative and operating expenses of $7,683 for the three months ended March 31, 2017 and $11,083 for the three months ended March 31, 2016. Of these amounts, a substantial portion of our expenses for the three months ended March 31, 2017 related to accounting and staff service fees, audit service fees, legal and professional service fees, and for the three months ended March 31, 2016 related to accounting and staff service fees, professional service fees and transfer agent fees

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three months ended March 31, 2017 and 2016. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

Our total assets at March 31, 2017 were $11,306 compared to $7,833 at December 31, 2016. Our total liabilities were $333,775 at March 31, 2017 compared to $325,841 at December 31, 2016, principally due to the increase of $8,735 in advance from related parties. As a result, there was a working capital deficit of $322,469 on March 31, 2017 and it was $318,008 as of December 31, 2016. It increased $4,461.

At March 31, 2017, we had cash and cash equivalents of $11,306, compared to $7,833 at December 31, 2016, an increase of $3,473. The increase is principally due to the increase in cash provided by operation.

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

The Company is working hard on reducing the expenses and so we expect our cash flow needs over the next 12 months through April 2018 to be approximately $23,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $2,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2017, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

On March 7, 2017, we issued 400,000 shares of our common stock to Azari Bin A Ghani, Mazlan Bin Muhammad, Syed Mokhtar Bin Syed Agil and Tengku Faikah Binti Tengku Ismail (100,000 shares each) for a consideration of US$400.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 14, 2017, Kok Seng Yeap, Kok May EE, Tan Peng Kwan, Chan Kwong Kean, Wan Mohd Akmal Bin Wan Salleh and Muhammad Yunus Yosfiah resigned from the Board of Directors (the “Board”) and their respective executive positions of Mi1 Global Telco., Inc. (the “Corporation”) as part of the Corporation’s management reorganization. The resignation by each of these individuals did not involve any disagreements with the Corporation or the management of the Corporation.

On April 14, 2017, Mustapha Bin Taib resigned from the Board and Chief Marketing Executive position of the Corporation as part of the Corporation’s management reorganization. The resignation by him did not involve any disagreements with the Corporation or the management of the Corporation.

On May 1, 2017, the Company filed with the Nevada Secretary of State a certificate of amendment (the “Amendment”) to the Company’s Articles of Incorporation. The Amendment, previously approved by the Company’s board of directors on August 31, 2016 and stockholders on November 4, 2016, changed (a) the name of the Company from “Domain Extremes Inc.” to “Mi1 Global TelCo., Inc.” and (b) the authorized shares of common stock, par value $0.001, from 200,000,000 shares to 1,200,000,000 shares. The Amendment became effective upon its filing.

The Company will also ask the Financial Industry Regulatory Authority for approval of a change in the trading symbol of the Company common stock from its current trading symbol of “DNME” to “MIGT.”

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

MI1 GLOBAL TELCO., INC.

Dated: May 15, 2017	By:	/s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)

Dated: May 15, 2017	By:	/s/ Phang Fuk Tjhan
Phang Fuk Tjhan
Director

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chairman

31.2	Certification of Director

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Statement of Operations for the three months period ended March 31, 2017 and 2016, (iii) Statement of Cash Flows for the three months period ended March 31, 2017 and 2016, (iv) Statement of Stockholders’ Deficit and Comprehensive Loss for the period ended March 31, 2017 and (v) Notes to Financial Statements.

