Form 10-Q
period 2017-06-30
Mi1 Global TelCo, Inc.
filed 2017-08-14
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2017

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

____________________________
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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2017: 181,222,531 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Mi1 Global Telco., Inc.

Condensed Balance Sheets

As of June 30, 2017 (unaudited) and December 31, 2016 (audited)

		At June 30,	At December 31,
	Notes	2017	2016
		(unaudited)	(audited)
		$	$

ASSETS
Current Assets :
Account receivable and prepayment		2,200	–
Cash and cash equivalents		3,363	7,833
Total Current Assets		5,563	7,833

Non-Current Asset :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		5,563	7,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	8	32,070	31,460
Advance from related parties	9	314,622	294,381

Total Current Liabilities		346,692	325,841

TOTAL LIABILITIES		346,692	325,841

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock
Par value: US$0.001
Authorized: 1,200,000,000 shares (2016 – 200,000,000 shares)
Issued and outstanding: June 30, 2017 – 181,222,531 shares (Dec 31, 2016 – 179,522,531 shares)	7	181,222	179,522
Shares Subscription		87	–
Additional paid-in-capital		165,850	165,850
Deficit accumulated		(688,288)	(663,380)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(341,129)	(318,008)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		5,563	7,833

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Operations

For the Three Months and Six Months Ended June 30, 2017 and 2016

(Unaudited)

		For the Three months ended June 30,		For the Six months ended June 30,
		2017	2016	2017	2016
	Notes	$	$	$	$

Net sales		1,834	1,884	3,667	3,769
Cost of sales		–	–	–	–

Gross Profit		1,834	1,884	3,667	3,769
Other operating income	5	128	–	334	11,077
Impairment loss of long-term investment		–	–	–	–
Impairment loss of intangible assets		–	–	–	–
Administrative and other operating expenses, including share based compensation		(21,226)	(14,668)	(28,909)	(25,751)

Operating loss before income taxes		(19,264)	(12,784)	(24,908)	(10,905)
Income taxes	6	–	–	–	–

Net loss and comprehensive loss		(19,264)	(12,784)	(24,908)	(10,905)

Loss per share of common stock - Basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock - Basic and diluted		180,536,817	179,522,531	180,087,724	179,522,531

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	For the Six months ended June 30, 2017	For the Six months ended June 30, 2016
	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(24,908)	(10,905)
Depreciation	–	–
Share based compensation	–	–
Changes in current assets and liabilities
Increase in prepayment	(2,200)	–
Amount due to related parties	20,241	15,492
Accrued expenses and other payables	610	(2,668)

Net cash provided by / (used in) operating activities	(6,257)	1,919

Cash flows from financing activity:
Issuance of share capital	1,700	–
Proceeds from shares subscription	87	–

Net cash provided by financing activity	1,787	–

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–

Net cash used in investing activity	–	–

Net increase in cash and cash equivalents	(4,470)	1,919

Cash and cash equivalents at beginning of the period	7,833	39

Cash and cash equivalents at end of the period	3,363	1,958

Supplementary disclosures of cash flow information:
Interest paid	–	–

Income taxes paid	–	–

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended June 30, 2017

(Unaudited)

			Common	Additional
	Common Stock		Shares	Paid-In	Deficit
	Shares	Amount	Subscribed	Capital	Accumulated	Total
		$	$	$	$	$
Balance, December 31,2015	179,522,531	179,522	–	165,850	(583,451)	(238,079)

Net loss and comprehensive loss	–	–	–	–	(79,929)	(79,929)

Balance, December 31,2016	179,522,531	179,522	–	165,850	(663,380)	(318,008)

Issuance of common stock	1,700,000	1,700	–	–	–	1,700

Common shares subscription paid	–	–	87	–	–	87

Net loss and comprehensive loss	–	–	–	–	(24,908)	(24,908)

Balance, June 30, 2017	181,222,531	181,222	87	165,850	(688,288)	(341,129)

The accompanying notes are an integral part of these unaudited financial statements.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

(Unaudited)

1.	Basis of preparation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.

2.	Organization and nature of operations

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue of $101,650 and has incurred an accumulated deficit of $688,288.

Besides devoting its efforts to develop websites on the Internet and through which to generate advertising income, the Company is exploring other business opportunities in Asia. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, develop websites, generate advertising income, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.	Going concern uncertainties

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $24,908 (from operations) for the period ended June 30, 2017 and an accumulated deficit of $688,288. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

The Company intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

(Unaudited)

3.	Going concern uncertainties (continued)

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

4.	Summary of principal accounting policies

The accompanying condensed financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt the application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Fiscal Year-End

The Company’s fiscal year is December 31.

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

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

(Unaudited)

4.	Summary of principal accounting policies (continued)

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

Stock-based compensation

The Company has adopted FASB Accounting Standard Codification Topic 718 (“ASC 718”), “Stock Compensation” (formerly known as SFAS 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of ASC 718, we accounted for share-based awards to employees and directors using the intrinsic value method. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

(Unaudited)

4.	Summary of principal accounting policies (continued)

Stock-based compensation (continued)

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

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

(Unaudited)

4.	Summary of principal accounting policies (continued)

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

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

(Unaudited)

4.	Summary of principal accounting policies (continued)

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

5.	Other income

	For the Six months ended June 30,
	2017	2016
	$	$

Bank interest income	–	–
Gain on exchange	–	–
Sundry income	334	11,077
Total	334	11,077

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

(Unaudited)

6.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended June 30, 2017.

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

The cumulative net operating loss carry forward is approximately $688,288 and $663,380 as at June 30, 2017 and December 31, 2016 respectively, and will be expired beginning in the year 2027. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the Six months ended June 30,
	2017	2016
	$	$

Deferred tax asset attributable to Net operating loss carryover	8,469	3,708

Valuation allowance	(8,469)	(3,708)

Net deferred tax assets	–	–

7.	Shareholder’s equity

Capitalization

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of June 30, 2017 and December 31, 2016 are 181,222,531 and 179,522,531 respectively.

Equity transactions during the period

There are no changes in equity transactions during the year ended December 31, 2016.

Following is the equity transactions during the period from January 1, 2017 to June 30, 2017.

On March 7, 2017, we issued 400,000 shares of our common stock to Azari Bin A Ghani, Mazlan Bin Muhammad, Syed Mokhtar Bin Syed Agil and Tengku Faikah Binti Tengku Ismail (100,000 shares each) for a consideration of US$400.

On April 13, 2017, we issued 700,000 shares of our common stock to Romli Bin Che Noh, Suhaila Binti Md Arsid Arshad, Yu Ming Ngee, Ritha Tumiar Situmorang, Norizan Binti A Latif, Mohammad Zamri Bin Wan Chik and Adicandra Manurung (100,000 shares each) for a consideration of US$700.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

(Unaudited)

7.	Shareholder’s equity (continued)

Equity transactions during the period (continued)

On June 30, 2017, we issued 600,000 shares of our common stock to Mohd Afidi Bin Abdullah, Den Wijaya, Ching Yang Det and Mohd Zaki Bin Ahmadl (100,000 shares each) and Johanes Abednego (200,000 shares) for a consideration of US$600.

During the period ended June 30, 2017, we have received the proceed of US$87 for subscription of common stock and no common stock was issued yet.

8.	Accrued expenses and other payables

Accrued expenses and other payables as of June 30, 2017 and December 31, 2016 are summarized as follows:

	At June 30,	At December 31,
	2017	2016
	(unaudited)	(audited)
	$	$

Accrued audit fee	513	2,308
Other payables	31,557	29,152

Total	32,070	31,460

9.	Advance from related parties

The amount due to related parties as of June 30, 2017 and December 31, 2016 represents advanced payment due to the Company’s directors. The amount due to directors is interest free without maturity date, unsecured and repayable upon demand.

10.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended June 30, 2017.

As of June 30, 2017, the Company had no material capital commitments or contingencies involved.

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

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2017

(Unaudited)

12.	Subsequent Events

On May 1, 2017, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada changing the Company’s name from Domain Extremes Inc. to “Mi1 Global Telco., Inc.”. The name change will become effective with FINRA on July 19, 2017.

Beginning on July 19, 2017, the Company’s shares of common stock will begin trading on the OTCQB Marketplace under the symbol “MIGT” to reflect the Company’s new name.

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

Basic of Presentation

The condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt the application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Fiscal Year-End

The Company’s fiscal year is December 31.

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

Stock-based Compensation

The Company has adopted FASB Accounting Standard Codification Topic 718 (“ASC 718”), “Stock Compensation” (formerly known as SFAS 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of ASC 718, we accounted for share-based awards to employees and directors using the intrinsic value method. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

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

Recent Accounting Pronouncements

On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities,which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Group does not expect this standard to have a material impact on its consolidated financial statements.

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

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Net Sales

We generated revenues of $1,834 and $3,667 for the three and six months, respectively, ended June 30, 2017, compared to $1,884 and $3,769 for the three and six months, respectively, ended June 30, 2016. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $19,264 and $24,908 for the three and six months, respectively, ended June 30, 2017 and $12,784 and $10,905 for the three and six months, respectively, ended June 30, 2016, principally due to a substantial increase in our administrative expenses as discuss below.

We had other income of $128 and $334 for the three and six months, respectively, ended June 30, 2017, attributable to the administration fee received from the shares subscribers and $nil and $11,077 for the three and six months, respectively, ended June 30, 2016, attributable to the write-off of accrued director fees and secretary fees.

We incurred general, administrative and operating expenses of $21,226 and $28,909 for the three and six months, respectively, ended June 30, 2017 and $14,668 and $25,751 for the three and six months, respectively, ended June 30, 2016. Of these amounts, a substantial portion of our expenses for the three and six months, respectively, ended June 30, 2017 related to accounting and staff service fees, audit service fees, legal and professional service fees and transfer agent fees, and for the three and six months, respectively, ended June 30, 2016 related to accounting and staff service fees, legal and professional service fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and six months ended June 30, 2017 and 2016. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

Our total assets at June 30, 2017 were $5,563 compared to $7,833 at December 31, 2016. Our total liabilities were $346,692 at June 30, 2017 compared to $325,841 at December 31, 2016, principally due to the increase of $20,241 in advance from related parties. As a result, there was a working capital deficit of $341,129 on June 30, 2017 and it was $318,008 as of December 31, 2016. It increased $23,121.

At June 30, 2017, we had cash and cash equivalents of $3,363, compared to $7,833 at December 31, 2016, a decrease of $4,470. The decrease is principally due to the increase in cash used in operation.

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

The Company is working hard on reducing the expenses and so we expect our cash flow needs over the next 12 months through July 2018 to be approximately $50,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $4,200, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2017, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

On April 13, 2017, we issued 700,000 shares of our common stock to Romli Bin Che Noh, Suhaila Binti Md Arsid Arshad, Yu Ming Ngee, Ritha Tumiar Situmorang, Norizan Binti A Latif, Mohammad Zamri Bin Wan Chik and Adicandra Manurung (100,000 shares each) for a consideration of US$700.

On June 30, 2017, we issued 600,000 shares of our common stock to Mohd Afidi Bin Abdullah, Den Wijaya, Ching Yang Det and Mohd Zaki Bin Ahmadl (100,000 shares each) and Johanes Abednego (200,000 shares) for a consideration of US$600.

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

On May 1, 2017, the Company filed with the Nevada Secretary of State a certificate of amendment (the “Amendment”) to the Company’s Articles of Incorporation. The Amendment, previously approved by the Company’s board of directors on August 31, 2016 and stockholders on November 4, 2016, changed (a) the name of the Company from “Domain Extremes Inc.” to “Mi1 Global TelCo., Inc.” and (b) the authorized shares of common stock, par value $0.001, from 200,000,000 shares to 1,200,000,000 shares. The Amendment became effective upon its filing. The name change will become effective with FINRA on July 19, 2017.

On June 1, 2017 the Company received a resignation notice by email from Centurion ZD CPA Limited (formerly DCAW (CPA) Limited), its independent registered accounting firm.

On June 30, 2017, Mr. Phang Fuk Tjhan and Mr. Dadeng Hidayat resigned from the Board and their respective executive positions of the Corporation as part of the Corporation’s management reorganization. The resignation by each of these individuals did not involve any disagreements with the Corporation or the management of the Corporation

Beginning on July 19, 2017, the Company’s shares of common stock will begin trading on the OTCQB Marketplace under the symbol “MIGT” to reflect the Company’s new name.

On July 27, 2017, the Company engaged HKCMCPA Company Limited, as its new independent registered public accountant.

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

MI1 GLOBAL TELCO., INC.

Dated: August 14, 2017	By:	/s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chairman and Director

31.2	Certification of Chief Executive Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Statement of Operations for the three and six months period ended June 30, 2017 and 2016, (iii) Statement of Cash Flows for the six months period ended June 30, 2017 and 2016, (iv) Statement of Stockholders’ Deficit and Comprehensive Loss for the period ended June 30, 2017 and (v) Notes to Financial Statements.

