Form 10-Q
period 2017-09-30
Mi1 Global TelCo, Inc.
filed 2017-11-20
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2017

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2017: 181,222,531 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Mi1 Global Telco., Inc.

Condensed Balance Sheets

As of September 30, 2017 (unaudited) and December 31, 2016 (audited)

		At September 30,	At December 31,
	Notes	2017	2016
		(unaudited)	(audited)
		$	$

ASSETS
Current Assets:
Account receivable and prepayment		2,876	–
Cash and cash equivalents		3,336	7,833
Total Current Assets		6,212	7,833

Non-Current Asset:
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		6,212	7,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	7	40,808	31,460
Advance from related parties	8	337,870	294,381

Total Current Liabilities		378,678	325,841

TOTAL LIABILITIES		378,678	325,841

STOCKHOLDERS’ DEFICIT
Common stock
Par value: US$0.001
Authorized: 1,200,000,000 shares (2016 – 200,000,000 shares)
Issued and outstanding: September 30, 2017 – 181,222,531 shares (Dec 31, 2016 – 179,522,531 shares)	6	181,222	179,522
Stocks subscription		87	–
Additional paid-in capital		165,850	165,850
Accumulated deficit		(719,625)	(663,380)

TOTAL STOCKHOLDERS’ DEFICIT		(372,466)	(318,008)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		6,212	7,833

See accompanying notes to condensed financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Operations

For the Three Months and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

		For the Three months ended September 30,		For the Nine months ended September 30,
		2017	2016	2017	2016
	Notes	$	$	$	$

Net sales		–	1,885	3,667	5,654

Cost of sales		–	–	–	–

Gross Profit		–	1,885	3,667	5,654

Other operating income		–	–	334	11,077
Administrative and other operating expenses, including share based compensation		(31,337)	(10,882)	(60,246)	(36,633)

Operating loss before income taxes		(31,337)	(8,997)	(56,245)	(19,902)

Income taxes	5	–	–	–	–

Net loss and comprehensive loss		(31,337)	(8,997)	(56,245)	(19,902)

Loss per share of common stock - Basic and diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares of common stock - Basic and diluted		181,222,531	179,522,531	180,470,150	179,522,531

See accompanying notes to condensed financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the Nine months ended September 30, 2017	For the Nine months ended September 30, 2016
	$	$

Cash flows from operating activities:
Net loss	(56,245)	(19,902)
Depreciation	–	–
Share based compensation	–	–
Changes in current assets and liabilities
Increase in prepayment	(2,876)	–
Amount due to related parties	43,489	29,927
Accrued expenses and other payables	9,348	(2,310)

Net cash (used in)/provided by operating activities	(6,284)	7,715

Cash flows from financing activity:
Issuance of share capital	1,700	–
Proceeds from stocks subscription	87	–

Net cash provided by financing activity	1,787	–

Net (decrease)/increase in cash and cash equivalents	(4,497)	7,715

Cash and cash equivalents at beginning of the period	7,833	39

Cash and cash equivalents at end of the period	3,336	7,754

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

See accompanying notes to condensed financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Stockholders’ Deficit and Comprehensive Loss

For the Nine Months Ended September 30, 2017

 (Unaudited)

			Common	Additional
	Common Stock		Stock	Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
		$	$	$	$	$
Balance, December 31, 2015	179,522,531	179,522	–	165,850	(583,451)	(238,079)

Net loss and comprehensive loss	–	–	–	–	(79,929)	(79,929)

Balance, December 31, 2016	179,522,531	179,522	–	165,850	(663,380)	(318,008)

Issuance of common stock	1,700,000	1,700	–	–	–	1,700

Common stock subscription	–	–	87	–	–	87

Net loss and comprehensive loss	–	–	–	–	(56,245)	(56,245)

Balance, September 30, 2017	181,222,531	181,222	87	165,850	(719,625)	(372,466)

See accompanying notes to condensed financial statements.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

In the opinion of management, the balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue and has incurred an accumulated deficit of $719,625.

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

The accompanying condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $56,245 (from operations) for the period ended September 30, 2017 and an accumulated deficit of $719,625. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

The Company intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

4.	Summary of significant accounting policies

The accompanying condensed financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed financial statements and notes.

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

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

(Unaudited)

4.	Summary of significant accounting policies (continued)

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets, under the provisions of ASC 360 “Property, Plant and Equipment – Overall” (formerly known as SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”)). ASC 360 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business. Pursuant to ASC 360, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

Income taxes

The Company utilizes ASC 740 “Income taxes” (formerly known as SFAS No. 109, "Accounting for Income Taxes"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Comprehensive income

The Company has adopted ASC 220 “Comprehensive income” (formerly known as SFAS No. 130, “Reporting Comprehensive Income”), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments of the Company.

Stock-based compensation

The Company has adopted ASC 718, ”Stock Compensation” (formerly known as SFAS 123(R), Share-Based Payment), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock option grants based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award’s portion that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of ASC 718, we accounted for share-based awards to employees and directors using the intrinsic value method. Under the intrinsic value method, share-based compensation expense was only recognized by us if the exercise price of the stock option was less than the fair market value of the underlying stock at the date of grant.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

ASC 260, “Earnings Per Share,” requires that employee equity share options, non-vested shares and similar equity instruments granted to employees be treated as potential common shares in computing diluted earnings per share. Diluted earnings per share should be based on the actual number of options or shares granted and not yet forfeited, unless doing so would be anti-dilutive. The Company uses the “treasury stock” method for equity instruments granted in share-based payment transactions provided in ASC 260 to determine diluted earnings per share.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

(Unaudited)

4.	Summary of significant accounting policies (continued)

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenues from advertising insertion revenue in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the period ended September 30, 2017.

The Company’s operations are carried out in Hong Kong, SAR of the PRC, and is subject to Hong Kong Profits Tax at 16.5% in 2017 (2016: 16.5%). No provision for Hong Kong Profits Tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

The cumulative net operating loss carry forward is approximately $719,625 and $663,380 as at September 30, 2017 and December 31, 2016 respectively, and will be expired beginning in the year 2027. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

(Unaudited)

5.	Income taxes (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	For the nine months ended September 30,
	2017	2016
	$	$

Deferred tax asset attributable to Net operating loss carryover	19,123	6,767

Valuation allowance	(19,123)	(6,767)

Net deferred tax assets	–	–

6.	Stockholders’ deficit

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2017 and December 31, 2016 are 181,222,531 and 179,522,531 respectively.

On March 7, 2017, the Company issued 400,000 shares of common stock to Azari Bin A Ghani, Mazlan Bin Muhammad, Syed Mokhtar Bin Syed Agil and Tengku Faikah Binti Tengku Ismail (100,000 shares each) for a consideration of $400.

On April 13, 2017, the Company issued 700,000 shares of common stock to Romli Bin Che Noh, Suhaila Binti Md Arsid Arshad, Yu Ming Ngee, Ritha Tumiar Situmorang, Norizan Binti A Latif, Mohammad Zamri Bin Wan Chik and Adicandra Manurung (100,000 shares each) for a consideration of $700.

On June 30, 2017, the Company issued 600,000 shares of common stock to Mohd Afidi Bin Abdullah, Den Wijaya, Ching Yang Det and Mohd Zaki Bin Ahmadl (100,000 shares each) and Johanes Abednego (200,000 shares) for a consideration of $600.

During the period ended September 30, 2017, the Company has received the proceeds of $87 for subscription of common stock and no common stock was issued yet.

7.	Accrued expenses and other payables

Accrued expenses and other payables as of September 30, 2017 and December 31, 2016 are summarized as follows:

	At September 30,	At December 31,
	2017	2016
	(unaudited)	(audited)
	$	$

Accrued audit fee	2,000	2,308
Other payables	38,808	29,152

Total	40,808	31,460

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

(Unaudited)

8.	Advance from related parties

The amounts due to related parties as of September 30, 2017 and December 31, 2016 represent advances from the Company’s directors. The amounts are interest free, unsecured and no fixed repayment term.

9.	Commitments and contingencies

There has been no legal proceedings in which the Company is a party during the period ended September 30, 2017.

As of September 30, 2017, the Company had no material capital commitments or contingencies involved.

10.	Subsequent Events

On August 7, 2017, the Company filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse stock split (the “Stock Split”) of its issued and outstanding shares of common stock on a 1-for-10,000 basis. The number of its authorized shares of common stock will remain at 1,200,000,000 shares, par value $0.001. The Stock Split became effective with FINRA on October 24, 2017 (the “Effective Date”). As of that date, every 10,000 shares of issued and outstanding common stock were converted into one share of common stock.  No fractional shares will be issued in connection with the Stock Split. Instead, any fractional shares will be rounded up to the next whole share and a holder of record of old common stock on the Effective Date who would otherwise be entitled to a fraction of a share will, in lieu thereof, be issued one whole share.

Beginning on October 25, 2017, the Company’s shares of common stock began trading on the OTC Pink Marketplace under the symbol “MIGTD” for 20 trading days to signify that the Stock Split had occurred. After the 20 trading days, the “D” was deleted and the symbol changed back to “MIGT”.

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

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as plant and equipment, leasehold land and intangible assets, under the provisions of FASB Accounting Standard Codification Topic 360 (“ASC 360”) “Property, Plant and Equipment – Overall” (formerly known as SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”)). ASC 360 establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill and for the disposal of a business.Pursuant to ASC 360, the Company periodically evaluates, at least annually, whether facts or circumstances indicate that the carrying value of its depreciable assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. In the event that the carrying amount of long-lived assets exceeds the undiscounted future cash flows, then the carrying amount of such assets is adjusted to their fair value. The Company reports an impairment cost as a charge to operations at the time it is recognized.

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

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Net Sales

We generated revenues of $nil and $3,667 for the three and nine months, respectively, ended September 30, 2017, compared to $1,885 and $5,654 for the three and nine months, respectively, ended September 30, 2016. The decrease in revenue was mainly due to the decrease of the number of advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Loss

We have incurred a net loss of $31,337 and $56,245 for the three and nine months, respectively, ended September 30, 2017 and $8,997 and $19,902 for the three and nine months, respectively, ended September 30, 2016, principally due to a substantial increase in our administrative expenses as discuss below.

We had other income of $nil and $334 for the three and nine months, respectively, ended September 30, 2017, attributable to the administration fee received from the shares subscribers and $nil and $11,077 for the three and nine months, respectively, ended September 30, 2016, attributable to the write-off of accrued director fees and secretary fees.

We incurred general, administrative and operating expenses of $31,337 and $60,246 for the three and nine months, respectively, ended September 30, 2017 and $10,882 and $36,633 for the three and nine months, respectively, ended September 30, 2016. Of these amounts, a substantial portion of our expenses for the three and nine months, respectively, ended September 30, 2017 related to accounting and staff service fees, audit service fees, legal and professional service fees and transfer agent fees, and for the three and nine months, respectively, ended September 30, 2016 related to accounting and staff service fees, legal and professional service fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and nine months ended September 30, 2017 and 2016. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

Our total assets at September 30, 2017 were $6,212 compared to $7,833 at December 31, 2016. Our total liabilities were $378,678 at September 30, 2017 compared to $325,841 at December 31, 2016, principally due to the increase of $43,489 in advance from related parties. As a result, there was a working capital deficit of $372,466 as of September 30, 2017 and $318,008 as of December 31, 2016. It increased $54,458.

At September 30, 2017, we had cash and cash equivalents of $3,336, compared to $7,833 at December 31, 2016, a decrease of $4,497. The decrease is principally due to the increase in cash used in operation.

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

The Company is working hard on reducing the expenses and so we expect our cash flow needs over the next 12 months through October 2018 to be approximately $80,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $6,700, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2017, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

On August 7, 2017, the Company filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse stock split (the “Stock Split”) of its issued and outstanding shares of common stock on a 1-for-10,000 basis. The number of its authorized shares of common stock will remain at 1,200,000,000 shares, par value $0.001. The Stock Split became effective with FINRA on October 24, 2017 (the “Effective Date”). As of that date, every 10,000 shares of issued and outstanding common stock were converted into one share of common stock.  No fractional shares will be issued in connection with the Stock Split. Instead, any fractional shares will be rounded up to the next whole share and a holder of record of old common stock on the Effective Date who would otherwise be entitled to a fraction of a share will, in lieu thereof, be issued one whole share.

Beginning on October 25, 2017, the Company’s shares of common stock began trading on the OTC Pink Marketplace under the symbol “MIGTD” for 20 trading days to signify that the Stock Split had occurred. After the 20 trading days, the “D” was deleted and the symbol changed back to “MIGT”.

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

MI1 GLOBAL TELCO., INC.

Dated: November 20, 2017	By:	/s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chairman and Director

31.2	Certification of Chief Executive Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Statement of Operations for the three and nine months period ended September 30, 2017 and 2016, (iii) Statement of Cash Flows for the nine months period ended September 30, 2017 and 2016, (iv) Statement of Stockholders’ Deficit and Comprehensive Loss for the period ended September 30, 2017 and (v) Notes to Financial Statements.

