Form 10-K
period 2017-12-31
Mi1 Global TelCo, Inc.
filed 2018-05-23
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-53749

Mi1 Global TelCo., Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,967 as of June 30, 2017 (the registrant’s most recently completed second quarter), based upon total outstanding shares as of such date of 181,222,531, of which 89,666,040 shares were held by non-affiliates. As of June 30, 2017, the last transacted price of the registrant was US$0.0001 per share.

As of March 31, 2018, there were 20,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

i

Forward Looking Statements

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

ii

PART I

ITEM 1.	BUSINESS

Overview

Mi1 Global Telco., Inc. (“the Company”), formerly known as Domain Extremes Inc., was incorporated in the State of Nevada in January 2006 and is a development stage company. Our business is to develop and operate Internet websites and applications on mobile platforms. We earn revenues through advertisements sold on these websites and applications. Our goal is to become a major network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China Basin with contents on travel, food, entertainment, activities and city life. As of the date of this Annual Report, we have launched the website www.drinkeat.com, which provides reviews of restaurants in Hong Kong. We plan to develop additional websites and solicit advertisement for those websites through third-party agents.

We are a controlled corporation with the substantial majority of our shares held by Mi1 Global Limited (“Mi1”), a company registered in the Republic of Vanuatu. Mi1 acquired a 51% stake in our company in February 2016. As a result, there can be no assurance that our business and/or our strategy will not change over time as a result of Mi1’s interest.

On May 1, 2017, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada changing the Company’s name from Domain Extremes Inc. to Mi1 Global Telco., Inc. and the authorized shares of common stock, par value $0.001, from 200,000,000 shares to 1,200,000,000 shares. The name change became effective with FINRA on July 19, 2017.

Beginning on July 19, 2017, the Company’s shares of common stock began trading on the OTC Pink Marketplace under the symbol “MIGT” to reflect the Company’s new name.

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

Employees

As of December 31, 2017, the Company had no employees.

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

Market Information

The Company’s stock is assigned the symbol MIGT and is quoted and traded on the OTC Pink Marketplace. The last transacted price of our common stock was $0.0001 when 238 shares were traded on December 22, 2014. The trading of our common stock is sporadic and we believe that there is no established trading market for our common stock.

Holders

As of December 31, 2017, we had 20,000 shares of our common stock issued and outstanding, and held by 755 persons.

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

On March 7, 2017, we issued 40 shares of our common stock to Azari Bin A Ghani, Mazlan Bin Muhammad, Syed Mokhtar Bin Syed Agil and Tengku Faikah Binti Tengku Ismail (10 shares each) for a consideration of US$400.

On April 13, 2017, we issued 70 shares of our common stock to Romli Bin Che Noh, Suhaila Binti Md Arsid Arshad, Yu Ming Ngee, Ritha Tumiar Situmorang, Norizan Binti A Latif, Mohammad Zamri Bin Wan Chik and Adicandra Manurung (10 shares each) for a consideration of US$700.

On June 30, 2017, we issued 60 shares of our common stock to Mohd Afidi Bin Abdullah, Den Wijaya, Ching Yang Det and Mohd Zaki Bin Ahmadl (10 shares each) and Johanes Abednego (20 shares) for a consideration of US$600.

Such shares were issued to persons reasonably believed by us to be non-U.S. persons, as defined under Regulation S under the Securities Act.

Issuer Purchases of Equity Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

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

Results of Operations

Two Years Ended December 31, 2017 and 2016

Net Sales

We generated revenues of $3,667 for the year ended December 31, 2017, compared to $7,538 for fiscal 2016. The decrease in revenue was mainly due to discounts offered to our advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Loss

We have incurred a net loss of $80,502 in 2017 compared to a net loss of $79,929 in 2016, principally due to a substantial decrease in our revenues and other income as discussed below.

We had other income of $334 in 2017, attributable to the admin fees for new shares subscription and $11,077 in 2016, attributable to the write-off of accrued director fees and secretary fees.

We incurred general, administrative and operating expenses of $84,503 in 2017 and $98,544 in 2016. Of these amounts, $nil related to the value of director fees to our directors in each of 2017 and 2016, respectively, in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses for the years ended December 31, 2017 and December 31, 2016 related to accounting service fees, legal service fees and professional service fees.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2017, we had cash and cash equivalents of $3,259, compared to $7,833 at December 31, 2016, a decrease of $4,574. This decrease is principally due to the increase in cash used in operation.

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

We expect our cash flow needs over the next 12 months to be approximately $90,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $7,500, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Going Concern Uncertainties

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $80,502 (from operations) for the year ended December 31, 2017 and an accumulated deficit of $743,882. It also sustained operating losses in prior years as well. These factors raise substantial doubt as to its ability to remain a going concern and obtain debt and/or equity financing and achieve profitable operations.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Since January 23, 2006, the Company has generated revenue and has incurred an accumulated deficit of $743,882.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars.

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

Income Taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2017 and 2016, the Company did not have any significant unrecognized uncertain tax positions.

Comprehensive Income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Stock-based Compensation

The Company accounts for employee and non-employee stock awards under ASC Topic 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

For financial reporting purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease and short-term bank borrowing approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•          Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•          Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•          Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers . The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date , which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers . The Company’s is currently finalizing its evaluation of standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which was deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company will change the recognition of sales to these distributors whereby revenue will be estimated and recognized in the period in which the Company transfers control of the product to the distributor; the adoption impact is not expected to be material. Other than this impact, the Company has not identified any expected impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard and the Company is currently formalizing its final conclusions.

In February 2016, the FASB issued ASU No. 2016-02, Leases . The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for the Company in the first quarter of 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash , which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost , which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting , which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities , which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

In November 2017, the FASB has issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

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

Financial statements are attached hereto following Part IV, Item 15 beginning on Page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 1, 2017, the Company received a resignation notice by email from Centurion ZD CPA Limited (formerly DCAW (CPA) Limited), its independent registered accounting firm.

On July 27, 2017, the Company engaged HKCMCPA Company Limited ("HKCM"), as its new independent registered public accountant. During the year ended December 31, 2016, and prior to July 27, 2017 (the date of the new engagement), we did not consult with HKCM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements by HKCM, in either case where written or oral advice provided by HKCM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Based upon their evaluation as of December 31, 2017, our Principal Executive and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective at that reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of December 31, 2017.

Name	Age	Principal Position	Appointment/Resignation date
Lim Kock Chiang	43	Director, Chairman and Chief Executive Officer	April 11, 2016
Kok Seng Yeap	42	Director and Vice Chairman	April 11, 2016/February 14, 2017
Kok May EE	27	Director and Chief Financial Officer	April 11, 2016/February 14, 2017
Tan Peng Kwan	54	Director and Chief Operating Officer	April 11, 2016/February 14, 2017
Mustapha Bin Taib	71	Director and Chief Marketing Officer	April 11, 2016/April 14, 2017
Chan Kwong Kean	35	Director	April 11, 2016/February 14, 2017
Phang Fuk Tjhan	48	Director	April 11, 2016/June 30, 2017
Wan Mohd Akmal Bin Wan Salleh	30	Director	April 11, 2016/February 14, 2017
Dadeng Hidayat	46	Associated Director	June 15, 2016/June 30, 2017
Muhammad Yunus Yosfiah	73	Associated Director	June 15, 2016/February 14, 2017

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

Mustapha Bin Taib served as the Company’s Chief Marketing Officer and as a Director from April 2016 to April 2017. Prior to joining the Company, Mr. Taib served as Special Officer in the Ministry of Higher Education, Ministry of Agriculture and Ministry of International Trade and Industries, a position he held from 2007 to 2014. In 2005, Mr. Taib was appointed Deputy Director General of Jasa Malaysia and in 2001 he was appointed to a think-tank panel for the Special Affairs Department of the Ministry of Information Malaysia. From 1974 to 1998, Mr. Taib worked as a Lecturer for Kelantan Islamic Foundation, Islam Academic of Malaya University and Yayasan Dakwah Islamiah. We believe that Mr. Taib’s vast network and experience working with governmental entities qualify him to serve as our Chief Marketing Officer and as a Director.

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

Phang Fuk Tjhan served as a Director of the Company from April 2016 to June 2017. In addition to his service with the Company, Mr. Tjhan serves as General Manager of Pt. Mi One Global Indonesia, a PMA company engaged in telecommunications a position he has held since November 2015. In 2014, Mr. Tjhan worked as an account and finance manager at City Bank in Jakarta. From 2002 to 2008, Mr. Tjhan worked at PT. Laras Cemerlang as a money changer. From 1996 to 2002, Mr. Tjhan worked in banking at Bank Tiara Asia and Citibank. Mr. Tjhan received a degree from STBA-Yapari Bandung in 1994. We believe that Mr. Tjhan’s vast experience in the banking world, together with his hard work and motivation, qualify him to serve as a Director.

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

Dadeng Hidayat served as an Associated Director of the Company from June 2016 to June 2017. In addition to his service with the Company, Mr. Hidayat has served as Coordinator of Corruption Investigation Forum, Secretary of the Foundation of Indonesia Bersatus, Chief of Red and White Center and as a delegate to Tabloid Media Corruption Court in Jakarta during the year 2015. From 2012 to 2015, Mr. Hidayat served as President Director of PT. Stars Duta Indonesia. He served as President Director of PT. Coin Investment Development from 2010 to 2012, President Director of PT. Coins Chem Tech from 2004 to 2009 and PT. Prabu Gentar Bumi from 2001 to 2004. Mr. Hidayat graduated from Universitas Borobudur in 2000 and has also had a career as a journalist. We believe that Mr. Hidayat’s vast experience in financial management and human resources qualifies him to serve as a Director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2017, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2017 and 2016, we did not pay cash compensation to our directors for services as directors. In 2017 and 2016, Mr. Kok Seng Yeap’s reimbursed expenses were $48,793 and $46,600, respectively.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2017. The information in this table provides the ownership information for:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 20,000 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days.

Name and Address of Beneficial Owner(1)	Sole Voting and Investment Power	Shared Voting and Investment Power	Total Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Lim Kock Chiang(2)	–	7,325	7,325	36.6%
Kok Seng Yeap(3)(4)	–	1,831	1,831	9.2%
Mi1 Global Limited Rm 1202A, 12/F Empire Centre 68 Mody Road, Tsimshatsui, Kowloon, Hong Kong		9,156	9,156	45.8%
Kok May EE(4)	–	–	–	–
Tan Peng Kwan(4)	–	–	–	–
Mustapha Bin Taib(5)	–	–	–	–
Chan Kwong Kean(4)	–	–	–	–
Phang Fuk Tjhan(6)	–	–	–	–
Wan Mohd Akmal Bin Wan Salleh(4)	–	–	–	–
Dadeng Hidayat(6)	–	–	–	–
Muhammad Yunus Yosfiah(4)	–	–	–	–
All directors and executive officers as a group (10 persons)	–	9,156	9,156	45.8%

(1)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive office, which is located at 36, Jalan Seri Utara 3/3C, Kipark Avenue, Off Jalan Ipoh, 68100 Kuala Lumpur, Wilayah Persekutuan, Malaysia.
(2)	Shares of common stock held by Mi1 Global Limited, which Mr. Lim may be deemed to own beneficially.
(3)	Shares of common stock held by Mi1 Global Limited, which Mr. Kok may be deemed to own beneficially.
(4)	Resigned in February 2017.
(5)	Resigned in April 2017.
(6)	Resigned in June 2017.

Change of Control Arrangements

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $156,493 in 2017 and $98,306 in 2016. In 2017 and 2016, Mr. Kok Seng Yeap advanced amounts for cash and professional service fees.

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

Audit Fees

During the year ended December 31, 2017, we paid our principal accountants $7,821 in connection with our annual audit for the year ended December 31, 2016 and the review of our Quarterly Reports on Form 10-Q. The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 is $5,000. The aggregate of such fees is $12,821.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2017.

Tax Fees

During fiscal 2017, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2017, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We do not have a formal audit committee. Our Board of Directors pre-approved all of the foregoing services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009

3.2	By-laws, as currently in effect

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.

10.3	Service Agreement, dated February 17, 2016, between Domain Extremes Inc. and Fintel (USA) Ltd.

14.1	Code of Business Conduct and Ethics

31.1*	Certification of Chairman and Director

31.2*	Certification of Chief Executive Officer

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2017 and 2016, (ii) Statement of Operations for the years ended December 31, 2017 and 2016, (iii) Statement of Stockholders’ Equity for the years ended December 31, 2017 and 2016, and (iv) Statement of Cash Flows for the years ended December 31, 2017 and 2016, (v) Notes to Financial Statements.

*Filed herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-53749.
(2)	Incorporated by reference to the Exhibits to our Form 10-K filed on March 31, 2017

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

MI1 GLOBAL TELCO., INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Mi1 Global Telco., Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mi1 Global Telco., Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operation, cash flows, and changes in stockholders’ deficit for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the financial statements, as of December 31, 2017, the Company experienced an accumulated deficit of $743,882 and suffered from continuous losses for each of the two years in the period ended December 31, 2017. Management’s plans in regard to this matter are described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

/s/ HKCMCPA Company Limited

We have served as the Company’s auditor since 2017.

Hong Kong, China

May 22, 2018

MI1 GLOBAL TELCO., INC.

BALANCE SHEETS

(Stated in US Dollars)

	At December 31,	At December 31,
	2017	2016
	$	$
ASSETS
Current Assets :
Account receivable and prepayment	2,476	–
Cash and cash equivalents	3,259	7,833

Total Current Assets	5,735	7,833

TOTAL ASSETS	5,735	7,833

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	53,557	31,460
Amounts due to related parties	348,901	294,381

Total Current Liabilities	402,458	325,841

TOTAL LIABILITIES	402,458	325,841

STOCKHOLDERS’ DEFICIT
Common stock
Par value: US$0.001
Authorized: 2017 – 1,200,000,000 shares (2016 – 200,000,000 shares)
Issued and outstanding: 2017 – 20,000 shares (2016 – 17,952 shares)	20	18
Common stock to be subscribed	87	–
Additional paid-in capital	347,052	345,354
Accumulated deficit	(743,882)	(663,380)

TOTAL STOCKHOLDERS’ DEFICIT	(396,723)	(318,008)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	5,735	7,833

Note: There was a 1-for-10,000 reverse stock split of the Company’s common stock effective on October 24, 2017.

See accompanying notes to financial statements.

MI1 GLOBAL TELCO., INC.

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	For the Year ended	For the Year ended
	December 31,	December 31,
	2017	2016
	$	$
Revenue	3,667	7,538

Other operating income	334	11,077
Administrative and other operating expenses, including share based compensation	(84,503)	(98,544)

Operating loss before income taxes	(80,502)	(79,929)
Income taxes	–	–

Net loss and comprehensive loss	(80,502)	(79,929)

Net loss per share - Basic and diluted	(0.00)	(0.00)
Weighted average shares of common stock - Basic and diluted	18,421	17,952

Note: There was a 1-for-10,000 reverse stock split of the Company’s common stock effective on October 24, 2017.

See accompanying notes to financial statements.

MI1 GLOBAL TELCO., INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Stated in US Dollars)

			Common	Additional
	Common Stock		Stock to be	Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
		$	$	$	$	$
Balance, December 31, 2015 (restated)	17,952	18	–	345,354	(583,451)	(238,079)

Net loss and comprehensive loss	–	–	–	–	(79,929)	(79,929)

Balance, December 31, 2016	17,952	18	–	345,354	(663,380)	(318,008)

Issuance of common stock	170	–	–	1,700	–	1,700

Common stock to be subscribed	–	–	87	–	–	87

Fractional shares from reverse split	1,878	2	–	(2)	–	–

Net loss and comprehensive loss	–	–	–	–	(80,502)	(80,502)

Balance, December 31, 2017	20,000	20	87	347,052	(743,882)	(396,723)

Note: There was a 1-for-10,000 reverse stock split of the Company’s common stock effective on October 24, 2017.

See accompanying notes to financial statements.

MI1 GLOBAL TELCO., INC.

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Year ended December 31, 2017	For the Year ended December 31, 2016
	$	$
Cash flows from operating activities:
Net loss	(80,502)	(79,929)
Changes in current assets and liabilities
Increase in prepayment	(2,476)	–
Increase in amount due to related parties	54,520	84,723
Increase in accrued expenses and other payables	22,097	3,000

Net cash (used in)/provided by operating activities	(6,361)	7,794

Cash flows from financing activities:
Issuance of common stock	1,700	–
Proceeds from stocks subscription	87	–

Net cash provided by financing activities	1,787	–

Net (decrease)/increase in cash and cash equivalents	(4,574)	7,794

Cash and cash equivalents at beginning of the year	7,833	39

Cash and cash equivalents at end of the year	3,259	7,833

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

See accompanying notes to financial statements.

MI1 GLOBAL TELCO., INC.

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

Mi1 Global Telco., Inc. (“the Company”), formerly known as Domain Extremes Inc., was organized under the laws of the State of Nevada on January 23, 2006.

The Company is principally engaged in advertisements on websites and applications. The Company’s goal is become a major network on travel, food, entertainment, activities and city life. The Company has launched the website www.drinkeat.com, which provides reviews of restaurants in Hong Kong.

On May 1, 2017, Domain Extremes Inc. (the “Company”) filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada (the “Amendment”) changing the Company’s name from Domain Extremes Inc. to “Mi1 Global Telco., Inc.”. The name change will become effective with FINRA on July 19, 2017.

On May 1, 2017, Domain Extremes Inc. (the “Company”) filed with the Nevada Secretary of State a certificate of amendment (the “Amendment”) to the Company’s Articles of Incorporation. The Amendment, previously approved by the Company’s board of directors on August 31, 2016 and stockholders on November 4, 2016, changed (a) the name of the Company from “Domain Extremes Inc.” to “Mi1 Global TelCo., Inc.” and (b) the authorized shares of common stock, par value $0.001, from 200,000,000 shares to 1,200,000,000 shares. The Amendment became effective upon its filing.

On October 24, 2017, the Company effectuated a reverse split of the Company’s issued and outstanding common stock on a 1 for 10,000 (1:10,000) bases, pursuant to which the authorized shares of common stock remain 1,200,000,000 shares and the par value remains $0.001. All share and earnings per share information have been retroactively adjusted to reflect the stock split in the financial statements.

2.	Going concern uncertainties

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2017, the Company experienced an accumulated deficit of $743,882 and net loss of $80,502 for the year ended December 31, 2017. The continuation of the Company as a going concern through December 31, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3.	Summary of significant accounting policies

The accompanying financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars.

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

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2017 and 2016, the Company did not have any significant unrecognized uncertain tax positions.

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding short-term bank borrowing): cash and cash equivalents, accounts and retention receivable, prepayments and other receivables, accounts payable, income tax payable, amount due to a related party, other payables and accrued liabilities approximate at their fair values because of the short-term nature of these financial instruments.

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease and short-term bank borrowing approximate the carrying amount.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•          Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•          Level 2 : Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•          Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers . The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date , which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers . The Company’s is currently finalizing its evaluation of standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which was deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company will change the recognition of sales to these distributors whereby revenue will be estimated and recognized in the period in which the Company transfers control of the product to the distributor; the adoption impact is not expected to be material. Other than this impact, the Company has not identified any expected impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard and the Company is currently formalizing its final conclusions.

In February 2016, the FASB issued ASU No. 2016-02, Leases . The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for the Company in the first quarter of 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash , which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost , which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting , which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities , which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

In November 2017, the FASB has issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Income taxes

The Company is incorporated in the United States, and is subject to United States federal and state income taxes. The Company did not generate taxable income in the United States for the year ended December 31, 2017.

The Company’s operation is carried out in Hong Kong and is subject to Hong Kong Profits Tax at 16.5% in 2017 (2016: 16.5%). No provision for Hong Kong Profits Tax has been made as the Company has no assessable profit for the period. The cumulative tax losses will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

The cumulative net operating loss carry forward is approximately $743,882 and $663,380 as at December, 31, 2017 and 2016, respectively, and will be expired beginning in the year 2027. Annual use of the net operating loss may be limited by Internal Revenue Code section 382 due to an ownership change.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes. The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	For the year ended December 31,
	2017	2016
	$	$
Deferred tax asset attributable to net operating loss carryover	252,920	225,549
Effect of change in statutory rate	(96,705)	–
	156,215	225,549
Valuation allowance	(156,215)	(225,549)

Net deferred tax assets	–	–

5.	Stockholders’ deficit

There are no changes in equity transactions during the year ended December 31, 2016.

On March 7, 2017, the Company issued 40 shares of common stock to Azari Bin A Ghani, Mazlan Bin Muhammad, Syed Mokhtar Bin Syed Agil and Tengku Faikah Binti Tengku Ismail (10 shares each) for a consideration of $400.

On April 13, 2017, the Company issued 70 shares of common stock to Romli Bin Che Noh, Suhaila Binti Md Arsid Arshad, Yu Ming Ngee, Ritha Tumiar Situmorang, Norizan Binti A Latif, Mohammad Zamri Bin Wan Chik and Adicandra Manurung (10 shares each) for a consideration of $700.

On June 30, 2017, the Company issued 60 shares of common stock to Mohd Afidi Bin Abdullah, Den Wijaya, Ching Yang Det and Mohd Zaki Bin Ahmadl (10 shares each) and Johanes Abednego (20 shares) for a consideration of $600.

On August 7, 2017, the Company filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse stock split (the “Stock Split”) of its issued and outstanding shares of common stock on a 1-for-10,000 basis. The number of its authorized shares of common stock will remain at 1,200,000,000 shares, par value $0.001. The Stock Split became effective with FINRA on October 24, 2017 (the “Effective Date”). As of that date, every 10,000 shares of issued and outstanding common stock were converted into one share of common stock.  No fractional shares will be issued in connection with the Stock Split. Instead, any fractional shares will be rounded up to the next whole share and a holder of record of old common stock on the Effective Date who would otherwise be entitled to a fraction of a share will, in lieu thereof, be issued one whole share. All share and earnings per share information have been retroactively adjusted to reflect the stock split in the financial statements.

During the year ended December 31, 2017, the Company has received the proceeds of $87 for subscription of common stock and no common stock was issued yet.

The Company has no stock option plan, warrants or other dilutive securities.

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2017 and December 31, 2016 are 20,000 and 17,952 respectively.

6.	Accrued expenses and other payables

Accrued expenses and other payables as of December 31, 2017 and December 31, 2016 are summarized as follows:

	At December 31,	At December 31,
	2017	2016
	$	$
Accrued audit fee	5,000	2,308
Other payables	48,557	29,152

Total	53,557	31,460

7.	Amounts due to related parties

The amounts due to related parties as of December 31, 2017 and 2016 represent temporary advances from the Company’s directors. The amounts are interest free, unsecured and no fixed repayment term. Imputed interest from related party loan is not significant.

8.	Commitments and contingencies

There have been no legal proceedings in which the Company is a party during the years ended December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the Company had no material capital commitments or contingencies involved.

9.	Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017, up through the date the Company issued the audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22rd day of May, 2018

MI1 GLOBAL TELCO., INC.

Date: May 22, 2018	By: /s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lim Kock Chiang	Chairman and Director	May 22, 2018
Lim Kock Chiang	(Chief Executive Officer)

20

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009

3.2	By-laws, as currently in effect

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.

10.3	Service Agreement, dated February 17, 2016, between Domain Extremes Inc. and Fintel (USA) Ltd.

14.1	Code of Business Conduct and Ethics

31.1*	Certification of Chairman and Director

31.2*	Certification of Chief Executive Officer

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2017 and 2016, (ii) Statement of Operations for the years ended December 31, 2017 and 2016, (iii) Statement of Stockholders’ Equity for the years ended December 31, 2017 and 2016, and (iv) Statement of Cash Flows for the years ended December 31, 2017 and 2016, (v) Notes to Financial Statements.

*Filed herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated August 3, 2009, SEC File No. 000-53749.
(2)	Incorporated by reference to the Exhibits to our Form 10-K filed on March 31, 2017

21