Form 10-Q
period 2018-03-31
Mi1 Global Telco., Inc.
filed 2019-04-23
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Number of shares outstanding of each of the issuer’s classes of common equity, as of April 17, 2019: 20,000 shares of Common Stock, par value US $0.001.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Mi1 Global Telco., Inc.

Condensed Balance Sheets

As of March 31, 2018 (unaudited) and December 31, 2017 (audited)

(Stated in US Dollars)

	At March 31,	At December 31,
	2018	2017
	$	$

ASSETS
Current Assets:
Cash and cash equivalents	3,182	3,259
Account receivable and prepayment	2,476	2,476

Total Current Assets	5,658	5,735

TOTAL ASSETS	5,658	5,735

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses and other payables	59,207	53,557
Amounts due to related parties	359,251	348,901

Total Current Liabilities	418,458	402,458

TOTAL LIABILITIES	418,458	402,458

STOCKHOLDERS’ DEFICIT
Common stock
Par value: US$0.001
Authorized: 2018 – 1,200,000,000 shares (2017 – 1,200,000,000 shares)
Issued and outstanding: March 31, 2018 – 20,000 shares (December 31, 2017 – 20,000 shares)	20	20
Common stock to be subscribed	87	87
Additional paid-in capital	347,052	347,052
Accumulated deficit	(759,959)	(743,882)

TOTAL STOCKHOLDERS’ DEFICIT	(412,800)	(396,723)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	5,658	5,735

Note: There was a 1-for-10,000 reverse stock split of the Company’s common stock effective on October 24, 2017.

See accompanying notes to condensed financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Operations

For the Three Months Periods Ended March 31, 2018 and 2017

(Stated in US Dollars)

(Unaudited)

	For the Three Months Periods Ended March 31,
	2018	2017
	$	$

Revenue	–	1,833

Other operating income	–	206
Administrative and other operating expenses, including share based compensation	(16,077)	(7,683)

Loss from operations	(16,077)	(5,644)

Net loss and comprehensive loss	(16,077)	(5,644)

Net loss per share
- Basic and diluted	(0.80)	(0.31)
Weighted average shares of common stock
- Basic and diluted	20,000	17,963

Note: There was a 1-for-10,000 reverse stock split of the Company’s common stock effective on October 24, 2017.

See accompanying notes to condensed financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Cash Flows

For the Three Months Periods Ended March 31, 2018 and 2017

(Stated in US Dollars)

(Unaudited)

	For the Three Months Periods Ended March 31,
	2018	2017
	$	$

Cash flows from operating activities:
Net loss	(16,077)	(5,644)
Changes in current assets and liabilities
Increase/(decrease) in amount due to related parties	10,350	(801)
Increase in accrued expenses and other payables	5,650	8,735

Net cash (used in)/provided by operating activities	(77)	2,290

Cash flows from financing activities:
Issuance of common stock	–	400
Proceeds from stocks subscription	–	783

Net cash provided by financing activities	–	1,183

Net (decrease)/increase in cash and cash equivalents	(77)	3,473

Cash and cash equivalents at beginning of the period	3,259	7,833

Cash and cash equivalents at end of the period	3,182	11,306

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

See accompanying notes to condensed financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Change in Stockholders’ Deficit

(Stated in US Dollars)

(Unaudited)

			Common	Additional
	Common Stock		Stock to be	Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
		$	$	$	$	$
Balance, December 31, 2016	17,952	18	–	345,354	(663,380)	(318,008)

Issuance of common stock	170	–	–	1,700	–	1,700

Common stock to be subscribed	–	–	87	–	–	87

Fractional shares from reverse split	1,878	2	–	(2)	–	–

Net loss and comprehensive loss	–	–	–	–	(80,502)	(80,502)

Balance, December 31, 2017	20,000	20	87	347,052	(743,882)	(396,723)

Net loss and comprehensive loss	–	–	–	–	(16,077)	(16,077)

Balance, March 31, 2018	20,000	20	87	347,052	(759,959)	(412,800)

Note: There was a 1-for-10,000 reverse stock split of the Company’s common stock effective on October 24, 2017.

See accompanying notes to condensed financial statements.

MI1 GLOBAL TELCO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2018

(Unaudited)

1.      Basis of presentation

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

In the opinion of management, the balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

2.      Organization and business background

Mi1 Global Telco., Inc. (“the Company”), formerly known as Domain Extremes Inc., was organized under the laws of the State of Nevada on January 23, 2006.

The Company was principally engaged in advertisements on websites and applications. The Company’s original goal was to become a major network on travel, food, entertainment, activities and city life. The Company launched the website www.drinkeat.com, which provides reviews of restaurants in Hong Kong. Due to the drop in readership and advertising, the Company decided to terminate its website operation in May 2018.  The Company is actively looking for new investment opportunities and new source of revenue.

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

On October 24, 2017, the Company effectuated a reverse split of the Company’s issued and outstanding common stock on a 1 for 10,000 (1:10,000) bases, pursuant to which the authorized shares of common stock remained 1,200,000,000 shares and the par value remained $0.001. All share and earnings per share information have been retroactively adjusted to reflect the stock split in the financial statements.

3.      Going concern uncertainties

The accompanying condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2018, the Company experienced an accumulated deficit of $759,959 and net loss of $16,077 for the three months ended March 31, 2018. The continuation of the Company as a going concern through December 31, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 is effective for the Company in its first quarter of fiscal 2018.

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

The Company has finalized its evaluation of standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which was deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company will change the recognition of sales to these distributors whereby revenue will be estimated and recognized in the period in which the Company transfers control of the product to the distributor; the adoption impact is not material. Other than this impact, the Company has not identified any expected impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for the Company in its first quarter of fiscal 2018.

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

5.       Stockholders’ deficit

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

On August 7, 2017, the Company filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse stock split (the “Stock Split”) of its issued and outstanding shares of common stock on a 1-for-10,000 basis. The number of its authorized shares of common stock will remain at 1,200,000,000 shares, par value $0.001. The Stock Split became effective with FINRA on October 24, 2017 (the “Effective Date”). As of that date, every 10,000 shares of issued and outstanding common stock were converted into one share of common stock.  No fractional shares were issued in connection with the Stock Split. Instead, any fractional shares were rounded up to the next whole share and a holder of record of old common stock on the Effective Date who would otherwise be entitled to a fraction of a share were, in lieu thereof, issued one whole share. All share and earnings per share information have been retroactively adjusted to reflect the Stock Split in the financial statements.

During the year ended December 31, 2017, the Company has received the proceeds of $87 for subscription of common stock and no common stock was issued.

During the quarter ended March 31, 2018, there were no share issuances.

The Company has no stock option plan, warrants or other dilutive securities.

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2018 and December 31, 2017 were 20,000 and 20,000 respectively.

6.      Accrued expenses and other payables

Accrued expenses and other payables as of March 31, 2018 and December 31, 2017 are summarized as follows:

	At March 31,	At December 31,
	2018	2017
	(unaudited)	(audited)
	$	$

Accrued audit fee	6,650	5,000
Other payables	52,557	48,557

Total	59,207	53,557

7.      Amount due to related parties

The amounts due to related parties as of March 31, 2018 and December 31, 2017 represent temporary advances from the Company’s directors. The amounts are interest free, unsecured and no fixed repayment term. Imputed interest from related party loan is not significant.

8.      Related party transactions

During the three months ended March 31, 2018, Mr. Kok Seng Yeap, has advanced $10,350 to pay operating expenses on behalf of the Company.

As of March 31, 2018 and December 31, 2017, the Company owed to Mr. Kok Seng Yeap $166,843 and $156,493, respectively, which was unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

As of March 31, 2018 and December 31, 2017, the Company owed to Fintel (USA) Limited $192,408, which was unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

9.      Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

10.      Subsequent Events

On January 30, 2019, HKCM CPA & Co (Predecessor firm: HKCMCPA Company Limited) (“HKCMCPA”) resigned as the independent registered public accounting firm of the Company. Effective upon the resignation of HKCMCPA, the Company, as authorized by the Board of Directors, engaged RH, CPA as the new independent registered public accounting firm of the Company.

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

Overview

Mi1 Global Telco., Inc. (“the Company”), formerly known as Domain Extremes Inc., was incorporated in the State of Nevada in January 2006 and is a development stage company. Our business was to develop and operate Internet websites and applications on mobile platforms. We earned revenues through advertisements on these websites and applications. Our original goal was to become a major network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China with contents on travel, food, entertainment, activities and city life. We launched the website www.drinkeat.com, which provides reviews of restaurants in Hong Kong.

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

On August 7, 2017, the Company filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse stock split (the “Stock Split”) of its issued and outstanding shares of common stock on a 1-for-10,000 basis. The number of its authorized shares of common stock will remain at 1,200,000,000 shares, par value $0.001. The Stock Split became effective with FINRA on October 24, 2017 (the “Effective Date”). As of that date, every 10,000 shares of issued and outstanding common stock were converted into one share of common stock. No fractional shares were issued in connection with the Stock Split. Instead, any fractional shares were rounded up to the next whole share and a holder of record of old common stock on the Effective Date who would otherwise be entitled to a fraction of a share were, in lieu thereof, issued one whole share.

On May 25, 2018, the Company terminated the website www.drinkeat.com and is exploring other business opportunities in Asia.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net Sales

We generated revenues of $nil for the three months ended March 31, 2018, compared to $1,833 for the three months ended March 31, 2017. The decrease in revenue was mainly due to the decrease of the number of advertisers. Our principal source of revenues had been from advertising banners on our websites. The Company is actively looking for new investment opportunities and new source of revenue.

Net Loss

We have incurred a net loss of $16,077 for the three months ended March 31, 2018 and a net loss of $5,644 for the three months ended March 31, 2017, principally due to a substantial increase in our administrative expenses as discuss below.

We had other income of $nil for the three months ended March 31, 2018 and $206 for the three months ended March 31, 2017, attributable to the administration fee received from the shares subscribers.

We incurred general, administrative and operating expenses of $16,077 for the three months ended March 31, 2018 and $7,683 for the three months ended March 31, 2017. Of these amounts, a substantial portion of our expenses for the three months ended March 31, 2018 and 2017 related to accounting and staff service fees, audit service fees, legal and professional service fees.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $759,959 as of March 31, 2018 compared to the accumulated loss of $743,882 as of December 31, 2017. There was a working capital deficit of $412,800 on March 31, 2018 and $396,723 as of December 31, 2017. The increase of $16,077 was mainly due to an increase in amount due to related parties.

At March 31, 2018, we had cash and cash equivalents of $3,182, compared to $3,259 at December 31, 2017, a decrease of $77. The decrease is principally due to the increase in cash used in operations.

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

The Company is working to reduce the expenses and so we expect our cash flow needs over the next 12 months through April 2018 to be approximately $66,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $5,500, we expect this amount to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2018, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

MI1 GLOBAL TELCO., INC.

Dated: April 23, 2019	By:	/s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Statement of Operations for the three months period ended March 31, 2018 and 2017, (iii) Statement of Cash Flows for the three months period ended March 31, 2018 and 2017, (iv) Statement of Stockholders’ Deficit for the period ended March 31, 2018 and (v) Notes to Financial Statements.

