Form 10-Q
period 2018-06-30
Mi1 Global Telco., Inc.
filed 2019-06-24
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2018

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

+603 6241 2023 / +603 6242 1028

(Issuer’s Telephone Number)

____________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of June 24, 2019: 20,000 shares of Common Stock, par value US $0.001

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Mi1 Global Telco., Inc.

Condensed Balance Sheets

As of June 30, 2018 (unaudited) and December 31, 2017 (audited)

		At June 30,	At December 31,
	Notes	2018	2017
		(unaudited)	(audited)
		$	$

ASSETS
Current Assets :
Cash		2,936	3,259
Prepaid expenses		2,476	2,476
Total Current Assets		5,412	5,735

Non-Current Asset :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		5,412	5,735

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses		32,050	26,400
Advance from related parties		175,953	156,493
Other payables		217,815	219,565

Total Current Liabilities		425,818	402,458

TOTAL LIABILITIES		425,818	402,458

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock
Par value: US$0.001
As of June 30, 2018 and December 31, 2017, 1,200,000,000 shares authorized and 20,000 shares issued and outstanding	7	20	20
Shares Subscription		87	87
Additional paid-in-capital		347,052	347,052
Deficit accumulated		(767,565)	(743,882)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(420,406)	(396,723)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		5,412	5,735

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Operations

For the Three Months and Six Months Ended June 30, 2018 and 2017

(Unaudited)

		For the Three months ended June 30,		For the Six months ended June 30,
		2018	2017	2018	2017
	Notes	$	$	$	$

Net sales		–	1,834	–	3,667
Cost of sales		–	–	–	–

Gross Profit		–	1,834	–	3,667
Other operating income	5	–	128	–	334
Administrative and other operating expenses, including share based compensation		(7,606)	(21,226)	(23,683)	(28,909)

Operating loss before income taxes		(7,606)	(19,264)	(23,683)	(24,908)
Income taxes	6	–	–	–	–

Net loss and comprehensive loss		(7,606)	(19,264)	(23,683)	(24,908)

Loss per share of common stock - Basic and diluted		(0.38)	(1.07)	(1.18)	(1.38)

Weighted average shares of common stock - Basic and diluted		20,000	18,054	20,000	18,009

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the Six months ended June 30, 2018	For the Six months ended June 30, 2017
	$	$

Cash flows from operating activities:
Net loss and comprehensive loss	(23,683)	(24,908)
Depreciation	–	–
Share based compensation	–	–
Changes in current assets and liabilities
Increase in prepayment	–	(2,200)
Amount due to related parties	19,460	20,241
Accrued expenses and other payables	5,650	610
Other payables	(1,750)	–

Net cash (used in) operating activities	(323)	(6,257)

Cash flows from financing activity:
Issuance of share capital	–	1,700
Proceeds from shares subscription	–	87

Net cash provided by financing activity	–	1,787

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–

Net cash used in investing activity	–	–

Net decrease in cash and cash equivalents	(323)	(4,470)

Cash and cash equivalents at beginning of the period	3,259	7,833

Cash and cash equivalents at end of the period	2,936	3,363

Supplementary disclosures of cash flow information:
Interest paid	–	–

Income taxes paid	–	–

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended June 30, 2018

(Unaudited)

			Common	Additional
	Common Stock		Shares	Paid-In	Deficit
	Shares	Amount	Subscribed	Capital	Accumulated	Total
		$	$	$	$	$
Balance, December 31, 2016	17,952	18	–	345,354	(663,380)	(318,008)

Issuance of common stock	170	–	–	1,700	–	1,700

Common shares subscription paid	–	–	87	–	–	87

Fractional shares from reverse split	1,878	2	–	(2)	–	–

Net loss and comprehensive loss	–	–	–	–	(80,502)	(80,502)

Balance, December 31, 2017	20,000	20	87	347,052	(743,882)	(396,723)

Net loss and comprehensive loss	–	–	–	–	(23,683)	(23,683)

Balance, June 30, 2018	20,000	20	87	347,052	(767,565)	(420,406)

The accompanying notes are an integral part of these unaudited financial statements.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2018

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

In the opinion of management, the balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

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

On May 1, 2017, the Company filed with the Nevada Secretary of State a certificate of amendment (the “Amendment”) to the Company’s Articles of Incorporation. The Amendment, previously approved by the Company’s board of directors on August 31, 2016 and stockholders on November 4, 2016, changed (a) the name of the Company from “Domain Extremes Inc.” to “Mi1 Global Telco., Inc.” and (b) the authorized shares of common stock, par value $0.001, from 200,000,000 shares to 1,200,000,000 shares. The Amendment became effective upon its filing. The name change was effective with FINRA on July 19, 2017.

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

As of June 30, 2018, the Company experienced an accumulated deficit of $767,565 and net loss of $23,683 for the six months ended June 30, 2018. The continuation of the Company as a going concern through December 31, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as there were no revenues for the periods reported. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

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

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 was effective for the Company in its first quarter of fiscal 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 will be effective for annual and interim reporting periods beginning after December 15, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance was effective for the Company in its first quarter of fiscal 2018.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard will be effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost , which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard was effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

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

During the six months ended June 30, 2018, there were no share issuances.

The Company has no stock option plan, warrants or other dilutive securities.

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of June 30, 2018 and December 31, 2017 were 20,000 and 20,000 respectively.

6.	Accrued expenses

Accrued expenses and other payables as of June 30, 2018 and December 31, 2017 are summarized as follows:

	At June 30,	At December 31,
	2018	2017
	(unaudited)	(audited)
	$	$

Accrued audit fee	6,650	5,000
Other payables	25,400	21,400

Total	32,050	26,400

7.	Due to Related Parties

The balances due to related parties as of June 30, 2018 and December 31, 2017 were $175,953 and $156,493, respectively. They represent temporary advances from the Company’s directors. The amounts are interest free, unsecured and no fixed repayment term. Imputed interest from related party loan is not significant.

8.	Related Party Transactions

During the six months ended June 30, 2018, Mr. Kok Seng Yeap advanced $19,460 to pay operating expenses on behalf of the Company.

As of June 30, 2018 and December 31, 2017, the Company owed to Mr. Kok Seng Yeap $175,953 and $156,493, respectively, which was unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

9.	Other Payables

Other payables represents the balance of accumulated charges from Fintel (USA) Limited as of June 30, 2018 and December 31, 2017, the balances were $217,815 and 219,565, respectively. Fintel (USA) Limited was formerly a related party, until April 2016 when the owner of the company resigned as the director.

10.	Prior Period Reclassification Adjustment

As disclosed in Note 10, Fintel (USA) Limited was formerly a related party until April 2016. The Company did not make the reclassification after Fintel (USA) Limited was no longer a related party. The following is the illustration for the prior period reclassification adjustments:

December 31, 2017	Before the adjustments	Reclassification	After adjustment

Accrued expenses	$53,557	$(27,157)	$26,400
Due to related parties	348,901	(192,408)	156,493
Other payable	0	219,565	219,565

Total	$402,458	$0	$402,458

There are no other effects because of these reclassifications.

11.	Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

12.	Subsequent Events

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Net Sales

We generated revenues of $nil for the three and six months, respectively, ended June 30, 2018, compared to $1,884 and $3,667 for the three and six months, respectively, ended June 30, 2017. The decrease in revenue was mainly due to the decrease of advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $7,606 and $23,683 for the three and six months, respectively, ended June 30, 2018 and $19,264 and $24,908 for the three and six months, respectively, ended June 30, 2017, principally due to a decrease in our administrative expenses as discuss below.

We had other income of $nil for the three and six months, respectively, ended June 30, 2018, and $28l and $334 for the three and six months, respectively, ended June 30, 2017, attributable to the administration fee received from the shares subscribers.

We incurred general, administrative and operating expenses of $7,606 and $23,683 for the three and six months, respectively, ended June 30, 2018 and $21,226 and $28,909 for the three and six months, respectively, ended June 30, 2017. Of these amounts, a substantial portion of our expenses for the three and six months, respectively, ended June 30, 2018 related to accounting and staff service fees, audit service fees, legal and professional service fees and transfer agent fees, and for the three and six months, respectively, ended June 30, 2017 related to accounting and staff service fees, legal and professional service fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and six months ended June 30, 2018 and 2017. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $767,565 as of June 30, 2018 compared to the accumulated loss of $743,882 as of December 31, 2017. There was a working capital deficit of $420,406 as of June 30, 2018 and $396,723 as of December 31, 2017. The increase of $23,683 was mainly due to an increase in amount due to the loss for the six months.

At June 30, 2018, we had cash and cash equivalents of $2,936, compared to $3,259 at December 31, 2017, a decrease of $323. The decrease is principally due to the increase in cash used in operations.

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

The Company is working to reduce the expenses and so we expect our cash flow needs over the next 12 months through June 2019 to be approximately $66,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $5,500, we expect this amount to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2018, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

MI1 GLOBAL TELCO., INC.

Dated: June 24, 2019	By:	/s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Statement of Operations for the three months period ended June 30, 2018 and 2017, (iii) Statement of Cash Flows for the three months period ended June 30, 2018 and 2017, (iv) Statement of Stockholders’ Deficit for the period ended June 30, 2018 and (v) Notes to Financial Statements.

