Form 10-Q
period 2018-09-30
Mi1 Global Telco., Inc.
filed 2019-08-15
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2018

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

+603 6241 2023 / +603 6242 1028

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
Emerging growth company ☐	Non-Accelerated filer ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2019: 20,000 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Mi1 Global Telco., Inc.

Condensed Balance Sheets

As of September 30, 2018 (unaudited) and December 31, 2017 (audited)

		At September 30,	At December 31,
	Notes	2018	2017
		(unaudited)	(audited)
		$	$

ASSETS
Current Assets :
Cash		2,846	3,259
Prepaid expenses		–	2,476
Total Current Assets		2,846	5,735

Non-Current Asset :
Plant and equipment		–	–

Total Non-Current Assets		–	–

TOTAL ASSETS		2,846	5,735

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities :
Accrued expenses and other payables	8	32,050	53,557
Advance from related parties	9	176,013	348,901
Other payables		217,815	–

Total Current Liabilities		425,878	402,548

TOTAL LIABILITIES		425,878	402,548

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock Par value: US$0.001 as of September 30, 2018 and December 31, 2017, 1,200,000,000 shares authorized and 20,000 shares issued and outstanding	7	20	20
Shares Subscription		87	87
Additional paid-in-capital		347,052	347,052
Deficit accumulated		(770,191)	(743,882

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY		(423,032)	(396,723)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		2,846	5,735

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Operations

For the Three Months and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

		For the Three months ended September 30,		For the Nine months ended September 30,
		2018	2017	2018	2017
	Notes	$	$	$	$

Net sales		–	–	–	3,667
Cost of sales		–	–	–	–

Gross Profit		–	–	–	3,667
Other operating income	5	–	–	–	334
Administrative and other operating expenses, including share based compensation		(2,627)	(31,337)	(26,309)	(60,246)

Operating loss before income taxes		(2,627)	(31,337)	(26,309)	(56,245)
Income taxes	6	–	–	–	–

Net loss and comprehensive loss		(2,627)	(31,337)	(26,309)	(56,245)

Loss per share of common stock - Basic and diluted		(0.13)	(1.73)	(1.32)	(3.12)

Weighted average shares of common stock - Basic and diluted		20,000	18,122	20,000	18,047

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
	$	$
Cash flows from operating activities:
Net loss and comprehensive loss	(26,309)	(56,245)
Depreciation	–	–
Share based compensation	–	–
Changes in current assets and liabilities
Increase in prepayment	2,476	(2,876)
Amount due to related parties	19,520	43,489
Accrued expenses and other payables	5,650	9,348
Other payables	(1,750)	–

Net cash provided by / (used in) operating activities	(413)	(6,284)

Cash flows from financing activity:
Issuance of share capital	–	1,700
Proceeds from shares subscription	–	87

Net cash provided by financing activity	–	1,787

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–

Net cash used in investing activity	–	–

Net increase in cash and cash equivalents	(413)	(4,497)

Cash and cash equivalents at beginning of the period	3,259	7,833

Cash and cash equivalents at end of the period	2,846	3,363

Supplementary disclosures of cash flow information:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended September 30, 2018

(Unaudited)

			Common	Additional
	Common Stock		Shares	Paid-In	Deficit
	Shares	Amount	Subscribed	Capital	Accumulated	Total
		$	$	$	$	$
Balance, December 31,2016	17,952	18	–	345,354	(663,380)	(318,008)

Issuance of common stock	170	–	–	1,700	–	1,700

Common shares subscription paid	–	–	87	–	–	87

Fractional shares from reverse split	1,878	2	–	(2)	–	–

Net loss and comprehensive loss	–	–	–	–	(80,502)	(80,502)

Balance, December 31,2017	20,000	20	87	347,052	(743,882)	(396,723)

Net loss and comprehensive loss	–	–	–	–	(26,309)	(26,309)

Balance, September 30, 2018	20,000	20	87	347,052	(770,191)	(423,032)

The accompanying notes are an integral part of these unaudited financial statements.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

In the opinion of management, the balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

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

The Company was principally engaged in advertisements on websites and applications. The Company’s original goal was to become a major network on travel, food, entertainment, activities and city life. The Company launched the website www.drinkeat.com, which provided reviews of restaurants in Hong Kong. Due to the drop in readership and advertising, the Company decided to terminate its website operation in May 2018. The Company is actively looking for new investment opportunities and new source of revenue.

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

As of September 30, 2018, the Company experienced an accumulated deficit of $770,191 and net loss of $26,309 for the nine months ended September 30, 2018. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

(Unaudited)

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

Fiscal Year-End

The Company’s fiscal year end is December 31.

Use of estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

(Unaudited)

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

(Unaudited)

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

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the Company did not have any revenue to be recognized.

Under the new revenue standards, the revenues are recognized when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients; and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

(Unaudited)

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

During the nine months ended September 30, 2018, there were no share issuances.

The Company has no stock option plan, warrants or other dilutive securities.

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2018 and December 31, 2017 were 20,000 and 20,000 respectively.

6.	Accrued expenses

Accrued expenses and other payables as of September 30, 2018 and December 31, 2017 are summarized as follows:

	At September 30,	At December 31,
	2018	2017
	(unaudited)	(audited)
	$	$
Accrued audit fee	6,650	5,000
Other payables	25,400	21,400
Total	32,050	26,400

7.	Due to Related Parties

The balances due to related parties as of September 30, 2018 and December 31, 2017 were $176,013 and $156,493, respectively. They represent temporary advances from the Company’s directors. The amounts are interest free, unsecured and no fixed repayment term. Imputed interest from related party loan is not significant.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

(Unaudited)

8.	Related Party Transactions

During the nine months ended September 30, 2018, Mr. Kok Seng Yeap, has advanced $19,520 to pay operating expenses on behalf of the Company.

As of September 30, 2018 and December 31, 2017, the Company owed Mr. Kok Seng Yeap $176,013 and $156,493, respectively, which was unsecured, interest-free and had no fixed terms of repayments. Imputed interest from related party loan is not significant.

9.	Other Payables

Other payables represents the balance of accumulated charges from Fintel (USA) Limited as of September 30, 2018 and December 31, 2017, the balances were $217,815 and 219,565, respectively. Fintel (USA) Limited was formerly a related party, until April 2016 when the owner of the company resigned as the director.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included in Item 1 of this report and is qualified in its entirety by the foregoing.

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

Overview

Mi1 Global Telco., Inc. (the “Company”), formerly known as Domain Extremes Inc., was incorporated in the State of Nevada in January 2006 and is a development stage company. Our business was to develop and operate Internet websites and applications on mobile platforms. We earned revenues through advertisements on these websites and applications. Our original goal was to become a major network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China with contents on travel, food, entertainment, activities and city life. We launched the website www.drinkeat.com, which provides reviews of restaurants in Hong Kong.

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

On May 25, 2018, the Company terminated its website www.drinkeat.com and is exploring other business opportunities in Asia.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Net Sales

We generated revenues of $nil for the three and nine months, respectively, ended September 30, 2018, compared to $nil and $3,667 for the three and nine months, respectively, ended September 30, 2017. The decrease in revenue was mainly due to the decrease of advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred a net loss of $2,627 and $26,309 for the three and nine months, respectively, ended September 30, 2018 and $31,337 and $56,245 for the three and nine months, respectively, ended September 30, 2017. The decrease was principally due to a substantial reduction in our administrative expenses.

We had other income of $nil for the three and nine months, respectively, ended September 30, 2018, and $nil and $334 for the three and nine months, respectively, ended September 30, 2017, attributable to the administration fee received from the shares subscribers.

We incurred general, administrative and operating expenses of $2,627 and $26,309 for the three and nine months, respectively, ended September 30, 2018 and $31,337 and $60,246 for the three and nine months, respectively, ended September 30, 2017. Of these amounts, a substantial portion of our expenses for the three and nine months, respectively, ended September 30, 2018 related to accounting and staff service fees, audit service fees, legal and professional service fees and transfer agent fees, and for the three and nine months, respectively, ended September 30, 2017 related to accounting and staff service fees, legal and professional service fees.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and nine months ended September 30, 2018 and 2017. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $770,191 as of September 30, 2018 compared to the accumulated loss of $743,882 as of December 31, 2017. There was a working capital deficit of $423,032 as of September 30, 2018 and $396,723 as of December 31, 2017. The increase of $26,309 was mainly due to an increase in amount due to the loss for the nine months.

At September 30, 2018, we had cash and cash equivalents of $2,846, compared to $3,259 at December 31, 2017, a decrease of $413. The decrease is principally due to the increase in cash used in operations.

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

The Company is working to reduce the expenses, so we expect our cash flow needs over the next 12 months through September 2019 to be approximately $66,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support the Company’s reporting obligations as a public company in the United States. Although our average monthly expenditures to date have averaged less than $5,500, we expect this amount to increase exponentially as our business expands. To date, we have been financed principally by our directors, however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2018, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

MI1 GLOBAL TELCO., INC.

Dated: August 15, 2019	By:	/s/ Lim Kock Chiang
Lim Kock Chiang
Chairman, Director, Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Statement of Operations for the three months period ended September 30, 2018 and 2017, (iii) Statement of Cash Flows for the three months period ended September 30, 2018 and 2017, (iv) Statement of Stockholders’ Deficit for the period ended September 30, 2018 and (v) Notes to Financial Statements.

