Form 10-K
period 2018-12-31
Mi1 Global Telco., Inc.
filed 2019-10-11
CIK 1469038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the fiscal year ended December 31, 2018

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter cannot be determined as no quotation was posted on the OTC Markets under the symbol MIGT.

Number of shares outstanding of each of the issuer’s classes of common equity, as of October 11, 2019: 20,000 shares of Common Stock, par value US $0.001.

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

Overview

Mi1 Global Telco., Inc. (the “Company”), formerly known as Domain Extremes Inc., was incorporated in the State of Nevada in January 2006 and is a development stage company. Our business was to develop and operate Internet websites and applications on mobile platforms. We had launched the website www.drinkeat.com, which provided reviews of restaurants in Hong Kong. On May 25, 2018, the Company ceased and discontinued the operations by terminating its website and is exploring other business opportunities in Asia. Our goal is to become a major network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China with contents on travel, food, entertainment, activities and city life.

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

On August 7, 2017, the Company filed a certificate of change with the Secretary of State of Nevada to effectuate a reverse stock split (the “Stock Split”) of its issued and outstanding shares of common stock on a 1-for-10,000 basis. The number of its authorized shares of common stock remained at 1,200,000,000 shares, par value $0.001. The Stock Split became effective with FINRA on October 24, 2017 (the “Effective Date”).

We do not have any subsidiaries. We never have declared bankruptcy, been in receivership, or involved in any kind of legal proceedings.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2018 had a stockholders deficit of $174,462. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Business

Currently, we have no active operations.

Employees

As of October 11, 2019, the Company had no employees.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to any action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business; however, we will have to comply with all applicable export and import regulations.

Offices

Our principal executive office is located at 36, Jalan Seri Utara 3/3C, Kipark Avenue, Off Jalan Ipoh, 68100 Kuala Lumpur, Wilayah Persekutuan, Malaysia. Our telephone number is +603 6241 2023 and +603 6242 1028.

ITEM 1A.	RISK FACTORS

This information is not required of smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any property. Our executive offices are located at 36, Jalan Seri Utara 3/3C, Kipark Avenue, Off Jalan Ipoh, 68100 Kuala Lumpur, Wilayah Persekutuan, Malaysia, which is office space that we share with certain other development stage companies.

4

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the fiscal year ended December 31, 2018, our common stock was quoted on the OTC under the symbol MIGT with no bid and no trading of our common stock. There can be no assurance that a public trading market will develop at that time or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. The many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because there is no price for our common stock, many brokerage firms may not affect transactions in the common stock.

Holders

As of October 11, 2019, we had 20,000 shares of our common stock issued and outstanding, and held by 755 persons.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2018.

Issuer Purchases of Equity Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2018 and 2017, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a development stage company organized under the laws of the State of Nevada in January 2006. Our business was to develop and operate Internet websites and applications on mobile platforms. We had launched the website www.drinkeat.com, which provided reviews of restaurants in Hong Kong. On May 25, 2018, the we ceased and discontinued the operations by terminating our website www.drinkeat.com and we are exploring other business opportunities in Asia. We plan to develop other websites and mobile phone applications in the future. Our goal is to become a major network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China with contents on travel, food, entertainment, activities and city life.

Results of Operations

Two Years Ended December 31, 2018 and 2017

Net Sales

We generated revenues of $0 for the year ended December 31, 2018, compared to $3,667 for fiscal 2017. The decrease in revenue was mainly due to no operations in 2018. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Profit/Loss

We have incurred a net profit of $222,261 in 2018, compared to a net loss of $80,502 in 2017. The significant change from 2017 to 2018 was principally due to the debt forgiven from one of the former related parties and other creditors.

We had other income of $249,865 in 2018 attributable to the debt forgiven from the former related party and a few other creditors in 2018, and $334 in 2017, attributable to the admin fees for new shares subscription.

We incurred general, administrative and operating expenses of $27,604 in 2018 and $84,503 in 2017. Of these amounts, $nil related to the value of director fees to our directors in each of 2018 and 2017, respectively, in lieu of cash compensation for services rendered. In addition, a substantial portion of our expenses for the years ended December 31, 2018 and December 31, 2017 related to accounting service fees, legal service fees and professional service fees.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2018, we had cash and cash equivalents of $1, compared to $3,259 at December 31, 2017, a decrease of $3,258. This decrease is principally due to the increase in cash used in operation.

Currently, we have almost no operating capital. We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, and the revenues, if any, generated from our business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business.

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

As of December 31, 2018, the Company experienced an accumulated deficit of $521,621 and the total, stockholders’ deficit of $174,462. The continuation of the Company as a going concern through December 31, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

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

For the years ended December 31, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2018 and 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•          Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•          Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•          Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mi1 Global Telco., Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mil Global Telco., Inc. (the Company) as of December 31, 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of December 31, 2018, the Company experienced an accumulated deficit of $521,621 and suffered from continuous losses for the year ended December 31, 2018. Management’s plans in regard to this matter are described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RH CPA

We have served as the Company’s auditor since 2019.

Bayside, New York

September 23, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Mi1 Global Telco., Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mi1 Global Telco., Inc. (the “Company”) as of December 31, 2017 and the related statements of operation, cash flows, and changes in stockholders’ deficit for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the financial statements, as of December 31, 2017, the Company experienced an accumulated deficit of $743,882 and suffered from continuous losses for the year ended December 31, 2017. Management’s plans in regard to this matter are described in Note 2.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audit provides a reasonable basis for our opinion.

/s/ HKCM CPA & Co.

(Predecessor firm: HKCMCPA Company Limited)

We have served as the Company’s auditor since 2017.

Hong Kong, China

May 22, 2018

MI1 GLOBAL TELCO., INC.

BALANCE SHEETS

(Stated in US Dollars)

	At December 31,	At December 31,
	2018	2017
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	1	3,259
Account receivable and prepayment	–	2,476

Total Current Assets	1	5,735

TOTAL ASSETS	1	5,735

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses and other payables	–	53,557
Amounts due to related parties	174,463	348,901

Total Current Liabilities	174,463	402,458

TOTAL LIABILITIES	174,463	402,458

STOCKHOLDERS’ DEFICIT
Common Stock Par value: US$0.001 Shares authorized: 1,200,000,000 Issued and outstanding as of December 31, 2018 and 2017 – 20,000 shares)	20	20
Common stock to be subscribed	87	87
Additional paid-in capital	347,052	347,052
Accumulated deficit	(521,621)	(743,882)

TOTAL STOCKHOLDERS’ DEFICIT	(174,462)	(396,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1	5,735

See accompanying notes to financial statements.

MI1 GLOBAL TELCO., INC.

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	For the Year ended	For the Year ended
	December 31,	December 31,
	2018	2017
	$	$
Revenue	–	3,667

Other operating income
Administrative and other operating expenses, including share based compensation	27,604	84,503

Operating loss before income taxes	(27,604)	(80,836)

Other income
Debt forgiven	249,685	334
Total other income	249,685	334
Income taxes	–	–

Net profit (loss) and comprehensive gain (loss)	222,261	(80,502)

Net gain (loss) per share - Basic and diluted	11.11	(0.00)
Weighted average shares of common stock - Basic and diluted	20,000	18,421

See accompanying notes to financial statements.

MI1 GLOBAL TELCO., INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Stated in US Dollars)

			Common	Additional
	Common Stock		Stock to be	Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
		$	$	$	$	$
Balance, January 1, 2017	17,952	18	–	345,354	(663,380)	(318,008)

Issuance of common stock	170	–	–	1,700	–	1,700

Common stock to be subscribed	–	–	87	–	–	87

Fractional shares from reverse split	1,878	2	–	(2)	–	–

Net loss and comprehensive loss	–	–	–	–	(80,502)	(80,502)

Balance, December 31, 2017	20,000	20	87	347,052	(743,882)	(396,723)

Net loss and comprehensive loss	–	–	–	–	222,261	222,261

Balance, December 31, 2018	20,000	20	87	347,052	(521,621)	(174,462)

See accompanying notes to financial statements.

MI1 GLOBAL TELCO., INC.

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Year ended December 31, 2018	For the Year ended December 31, 2017
	$	$
Cash flows from operating activities:
Net profit ( loss)	222,261	(80,502)
Changes in current assets and liabilities
Increase in account receivable and prepayment	2,476	(2,476)
Increase (decrease) in amount due to related parties	(53,557)	54,520
Increase (decrease) in accrued expenses and other payables	(174,438)	22,097

Net cash (used in)/provided by operating activities	(3,258)	(6,361)

Cash flows from financing activities:
Issuance of common stock	–	1,700
Proceeds from stocks subscription	–	87

Net cash provided by financing activities	–	1,787

Net (decrease)/increase in cash and cash equivalents	(3,258)	(4,574)

Cash and cash equivalents at beginning of the year	3,259	7,833

Cash and cash equivalents at end of the year	1	3,259

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

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

As of December 31, 2018, the Company experienced an accumulated deficit of $521,621 and the total, stockholders’ deficit of $174,462. The continuation of the Company as a going concern through December 31, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

For the years ended December 31, 2018 and 2017, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2018 and 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•          Level 1: Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•          Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

•          Level 3: Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2018 and 2017.

	For the year ended December 31,
	2018	2017
	$	$
Deferred tax asset attributable to net operating loss carryover	109,504	252,920
Effect of change in statutory rate	–	(96,705)
	109,504	156,215
Valuation allowance	(109,504)	(156,215)
Net deferred tax assets	–	–

5.	Stockholders’ deficit

There are no changes in equity transactions during the year ended December 31, 2018.

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

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2018 and December 31, 2017 is 20,000.

6.	Accrued expenses and other payables

Accrued expenses and other payables as of December 31, 2018 and December 31, 2017 are summarized as follows:

	At December 31,	At December 31,
	2018	2017
	$	$
Accrued audit fee	0	5,000
Other payables	0	48,557
Total	0	53,557

7.	Amounts due to related parties

The amounts due to related parties as of December 31, 2018 and 2017 represent temporary advances from the Company’s directors. The amounts are interest free, unsecured and no fixed repayment term. Imputed interest from related party loan is not significant. As of December 2018 and 2017, the balance due to related parties was $174,463 and $348,901, respectively.

8.	Commitments and contingencies

There have been no legal proceedings in which the Company is a party during the years ended December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the Company had no material capital commitments or contingencies involved.

9.	Debt Forgiven

As of December 31, 2018, the Company had significant liabilities owing to the former related party and a few Other vendors. The Company obtained, after negotiations with creditors, debt forgiven of $249,685 from those creditors, including $217,816 from the former related party and $31,869 from others.

10.	Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2018, up through the date the Company issued the audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 30, 2019, the Company received a resignation notice by email from HKCM CPA & Co (Predecessor firm: HKCMCPA Company Limited), its independent registered accounting firm.

Effective upon the resignation of HKCM CPA & Co, the Company engaged RH, CPA, as its new independent registered public accountant. During the fiscal years ended December 31, 2018 and 2017 and through January 30, 2019, the Company did not consult with RH CPA (“RH CPA”) on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and RH CPA did not provide either in a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(v) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304 (a)(1)(V) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of September 30, 2019.

Name	Age	Principal Position	Appointment/Resignation date
Lim Kock Chiang	44	Director, Chairman and Chief Executive Officer, Chief Financial Officer	April 11, 2016

Lim Kock Chiang currently serves as the Company’s Director, Chairman, Chief Executive Officer, and Chief Financial Officer, and is the Founder of Mi1 Group of companies. In addition to his service with the Company, Dato’ Dr. Lim has served as Marketing Manager of My Mi One Telco Solution since 2011 and Smart Magic Belt from 2006 to 2010. In addition, Dato’ Dr. Lim has been involved in his family’s business of egg production since 1994, which penetrated 90% of ASEAN market. Dato’ Dr. Lim started an entrepreneurship in 2006 that has expanded rapidly and has established a strong footing in Malaysia and Indonesia. Dato’ Dr. Lim holds his Doctor of Philosophy of Entrepreneurship from Wisconsin International University. We believe Dato’ Dr. Lim’s extensive experience in the trading industry, together with his experience running several businesses, qualify him to serve as Chairman and Chief Executive Officer.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2018 and 2017, we did not pay cash compensation to our directors for services as directors.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2019. The information in this table provides the ownership information for:

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

Name and Address of Beneficial Owner(1)	Sole Voting and Investment Power	Shared Voting and Investment Power	Total Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Lim Kock Chiang (2)	–	7,325	7,325	36.6%
All directors and executive officers as a group	–	9,156	9,156	36.6%

________________

(1)	Unless otherwise indicated, the address of such beneficial owner is the Company’s principal executive office, which is located at 36, Jalan Seri Utara 3/3C, Kipark Avenue, Off Jalan Ipoh, 68100 Kuala Lumpur, Wilayah Persekutuan, Malaysia.
(2)	Shares of common stock held by Mi1 Global Limited, which Mr. Lim may be deemed to own beneficially.

Change of Control Arrangements

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $174,463 in 2018 and $348,901 in 2017.

As of the date of this Annual Report, we have no standing committees and our entire board of directors serves as our audit and compensation committees. We have determined that none of our directors are independent based on an analysis of the standards for independence set forth in NASDAQ listing standards and SEC rule. If we undertake to qualify our common stock for quotation in the over-the-counter market, we may need to ensure we meet any eligibility requirements with respect to independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit fees billed by our former independent registered accounting firm HKCM CPA & Co. was $5,000 for the audit services rendered for the year 2017, our current independent registered accounting firm billed us $6,600 for the audit services rendered for the year 2018. The aggregate fees for 2018 and 2017 was $11,600.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2018.

Tax Fees

During the year ended December 31, 2018, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the year ended December 31, 2018, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009

3.2	By-laws, as currently in effect

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.

10.3	Service Agreement, dated February 17, 2016, between Domain Extremes Inc. and Fintel (USA) Ltd.

14.1	Code of Business Conduct and Ethics

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2018 and 2017, (ii) Statement of Operations for the years ended December 31, 2018 and 2017, (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2018 and 2017, and (iv) Statement of Cash Flows for the years ended December 31, 2018 and 2017, (v) Notes to Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of October, 2019

MI1 GLOBAL TELCO., INC.

Date: October 11, 2019	By: /s/ Lim Kock Chiang
Lim Kock Chiang
Chairman, Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lim Kock Chiang	Chairman, Director, Chief Executive Officer, and Chief Financial Officer	October 11, 2019
Lim Kock Chiang

