Form 10-Q
period 2019-03-31
Mi1 Global Telco., Inc.
filed 2019-11-13
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2019

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 8, 2019: 20,000 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Mi1 Global Telco., Inc.

Condensed Balance Sheets

As of March 31, 2019 (unaudited) and December 31, 2018 (audited)

(Stated in US Dollars)

	At March 31,	At December 31,
	2019	2018
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	–	1
Prepaid expenses	2,200	–

Total Current Assets	2,200	1

TOTAL ASSETS	2,200	1

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Amounts due to related parties	181,358	174,463

Total Current Liabilities	181,358	174,463

TOTAL LIABILITIES	181,358	174,463

STOCKHOLDERS’ DEFICIT
Common stock Par value: US$0.001 Authorized: 2019 – 1,200,000,000 shares (2018 – 1,200,000,000 shares) - Issued and outstanding: March 31, 2019 – 20,000 shares (December 31, 2018 – 20,000 shares)	20	20
Common stock to be subscribed	87	87
Additional paid-in capital	347,052	347,052
Accumulated deficit	(526,317)	(521,621)

TOTAL STOCKHOLDERS’ DEFICIT	(179,158)	(174,462)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	2,200	1

See accompanying notes to condensed financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Operations

For the Three Months Periods Ended March 31, 2019 and 2018

(Stated in US Dollars)

(Unaudited)

	For the Three Months Periods Ended March 31,
	2019	2018
	$	$
Revenue	–	–

Administrative and other operating expenses, including share based compensation	(4,696)	(16,077)

Loss from operations	(4,696)	(16,077)

Net loss and comprehensive loss	(4,696)	(16,077)

Net loss per share
- Basic and diluted	(0.23)	(0.80)

Weighted average shares of common stock
- Basic and diluted	20,000	20,000

See accompanying notes to condensed financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Cash Flows

For the Three Months Periods Ended March 31, 2019 and 2018

(Stated in US Dollars)

(Unaudited)

	For the Three Months Periods Ended March 31,
	2019	2018
	$	$
Cash flows from operating activities:
Net loss	(4,696)	(16,077)
Changes in current assets and liabilities
Increase/(decrease) in amount due to related parties	6,895	10,350
(Increase)/decrease in prepaid expenses	(2,200)	–
Increase in accrued expenses and other payables	–	5,650

Net cash (used in)/provided by operating activities	(1)	(77)

Cash flows from financing activities:

Net cash provided by financing activities	–	–

Net (decrease)/increase in cash and cash equivalents	(1)	(77)

Cash and cash equivalents at beginning of the period	1	3,259

Cash and cash equivalents at end of the period	–	3,182

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

See accompanying notes to condensed financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Change in Stockholders’ Deficit

(Stated in US Dollars)

(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
		$	$	$	$	$
Balance, December 31, 2018	20,000	20	87	347,052	(521,621)	(174,462)

Net loss and comprehensive loss	–	–	–	–	(4,696)	(4,696)

Balance, March 31, 2019	20,000	20	87	347,052	(526,317)	(179,158)

Balance, December 31,2017	20,000	20	87	347,052	(743,882)	(396,723)

Net loss and comprehensive loss	–	–	–	–	(16,077)	(16,077)

Balance, March 31, 2018	20,000	20	87	347,052	(759,959)	(412,800)

See accompanying notes to condensed financial statements.

MI1 GLOBAL TELCO., INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2019

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

In the opinion of management, the balance sheet as of December 31, 2018, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.

2.      Organization and business background

Mi1 Global Telco., Inc. (the “Company”), formerly known as Domain Extremes Inc., was organized under the laws of the State of Nevada on January 23, 2006.

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

On October 24, 2017, the Company effectuated a reverse split of the Company’s issued and outstanding common stock on a 1 for 10,000 (1:10,000) basis, pursuant to which the authorized shares of common stock remained 1,200,000,000 shares and the par value remained $0.001. All share and earnings per share information have been retroactively adjusted to reflect the stock split in the financial statements.

3.      Going concern uncertainties

The accompanying condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2019, the Company experienced an accumulated deficit of $526,317 and net loss of $4,696 for the three months ended March 31, 2019. The continuation of the Company as a going concern through December 31, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule beginning its financial reporting for the quarter ended March 31, 2019. Before adoption of this rule, the Company also included the Statement of Changes in Stockholders’ Equity in the financial statements. Upon the adoption of this rule, and based on further understanding of SEC Release No. 33-10532, the Company made some modification on the presentation of the changes in stockholders’ equity that is more in compliance with the SEC rule.

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

During the quarter ended March 31, 2019, there were no share issuances.

The Company has no stock option plan, warrants or other dilutive securities.

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2019 and December 31, 2018 were 20,000 and 20,000 respectively.

6.      Related party transactions

During the three months ended March 31, 2019, Mr. Lim Kock Chiang, advanced $6,895 to pay operating expenses on behalf of the Company.

During the three months ended March 31, 2018, Mr. Lim Kock Chiang, advanced $10,350 to pay operating expenses on behalf of the Company.

As of March 31, 2019 and December 31, 2018, the balances were $181,358 and $174,463, respectively.

The amounts due to related parties as of March 31, 2019 and December 31, 2018 represent temporary advances from the Company’s directors. The amounts are interest free, unsecured and no fixed repayment term. Imputed interest from related party loan is not significant.

7.      Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

8.      Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2019, up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

The Company ceased and discontinued the operations by terminating its website (www.drinkeat.com) and is exploring other business opportunities in Asia. Our goal is to become a major network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China with contents on travel, food, entertainment, activities and city life.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Net Sales

We generated revenues of $nil for the three months ended March 31, 2019 and 2018. The reason for no revenue was mainly due to the lack of advertisers. Our principal source of revenues had been from advertising banners on our websites. As stated above, the Company terminated its website on May 25, 2018. The Company is actively looking for new investment opportunities and new source of revenue.

Net Loss

We have incurred a net loss of $4,696 for the three months ended March 31, 2019 and a net loss of $16,077 for the three months ended March 31, 2018. The decrease in loss was due to less activities that incurred expenses.

We incurred general, administrative and operating expenses of $4,696 for the three months ended March 31, 2019 and $16,077 for the three months ended March 31, 2018. Of these amounts, a substantial portion of our expenses for the three months ended March 31, 2019 and 2018 related to accounting and staff service fees, audit service fees, legal and professional service fees.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $526,317 as of March 31, 2019 compared to the accumulated loss of $521,621 as of December 31, 2018. There was a working capital deficit of $179,158 on March 31, 2019 and $174,462 as of December 31, 2018. The increase of $4,696 was mainly due to an increase in amount due to related parties and the prepaid expense.

At March 31, 2019, we had cash and cash equivalents of $0, compared to $1 at December 31, 2018, a decrease of $1. The decrease is principally due to the closing of the bank account with $1 balance.

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

The Company is working to reduce the expenses and so we expect our cash flow needs over the next 12 months through March 2020 to be approximately $66,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $5,500, we expect this amount to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this Item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer (principal executive officer) and and Chief Financial Officer (principal financial officer) (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During the first quarter of 2019, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

MI1 GLOBAL TELCO., INC.

Dated: November 13, 2019	By:	/s/ Lim Kock Chiang
Lim Kock Chiang
Chairman, Director, Chief Executive Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Statement of Operations for the three months period ended March 31, 2018 and 2017, (iii) Statement of Cash Flows for the three months period ended March 31, 2018 and 2017, (iv) Statement of Stockholders’ Deficit for the period ended March 31, 2018 and (v) Notes to Financial Statements.

