Form 10-Q
period 2019-06-30
Mi1 Global Telco., Inc.
filed 2019-12-11
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2019

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of December 9, 2019: 20,000 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Mi1 Global Telco., Inc.

Condensed Balance Sheets

As of June 30, 2019 (unaudited) and December 31, 2018 (audited)

	At June 30,	At December 31,
	2019	2018
	(unaudited)	(audited)
	$	$
ASSETS
Current Assets:
Cash	–	1
Prepaid expenses	2,600	–
Total Current Assets	2,600	1

TOTAL ASSETS	2,600	1

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses	3,500	–
Advance from related parties	185,211	174,463

Total Current Liabilities	188,711	174,463

TOTAL LIABILITIES	188,711	174,463

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock
Par value: US$0.001
As of June 30, 2019 and December 31, 2018, 1,200,000,000 shares authorized and 20,000 shares issued and outstanding	20	20
Shares Subscription	87	87
Additional paid-in-capital	347,052	347,052
Deficit accumulated	(533,270)	(521,621)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY	(186,111)	(174,462)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,600	1

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Operations

For the Three Months and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	For the Three months ended June 30,		For the Six months ended June 30,
	2019	2018	2019	2018
	$	$	$	$
Net sales	–	–	–	–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–
Operating expenses
Professional fees	6,100	6,600 *	10,700	20,950 *
Administrative and administrative	853	1,006	949	2,733

Total operating expenses	6,953	7,606	11,649	23,683

Net loss and comprehensive loss	(6,953)	(7,606)	(11,649)	(23,683)

Loss per share of common stock - Basic and diluted	(0.35)	(0.38)	(1.18)	(1.18)

Weighted average shares of common stock - Basic and diluted	20,000	20,000	20,000	20,000

*Prior periods were re-categorized to match current period’s categories.

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	For the Six months ended June 30, 2019	For the Six months ended June 30, 2018
	$	$
Cash flows from operating activities:
Net loss and comprehensive loss	(11,649)	(23,683)
Depreciation	–	–
Share based compensation	–	–
Changes in current assets and liabilities
Increase in prepayment	(2,600)	–
Amount due to related parties	10,748	19,460
Accrued expenses and other payables	3,500	5,650
Other payables	–	(1,750)

Net cash (used in) operating activities	(1)	(323)

Cash flows from financing activity:
Issuance of share capital	–	–
Proceeds from shares subscription	–	–

Net cash provided by financing activity	–	–

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–

Net cash used in investing activity	–	–

Net increase in cash and cash equivalents	(1)	(323)

Cash and cash equivalents at beginning of the period	1	3,259

Cash and cash equivalents at end of the period	–	2,936

Supplementary disclosures of cash flow information:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended June 30, 2019

(Unaudited)

			Common	Additional
	Common Stock		Shares	Paid-In	Deficit
	Shares	Amount	Subscribed	Capital	Accumulated	Total
		$	$	$	$	$

Balance, December 31, 2018	20,000	20	87	347,052	(521,621)	(174,462)

Net loss and comprehensive loss	–	–	–	–	(11,649)	(11,649)

Balance, June 30, 2019	20,000	20	87	347,052	(533,270)	(186,111)

Balance, December 31, 2017	20,000	20	87	347,052	(743,882)	(396,723)

Net loss and comprehensive loss	–	–	–	–	(23,683)	(23,683)

Balance, June 30, 2018	20,000	20	87	347,052	(767,565)	(420,406)

The accompanying notes are an integral part of these unaudited financial statements.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2019

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

In the opinion of management, the balance sheet as of December 31, 2018 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.

2.	Organization and nature of operations

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

On May 1, 2017, the Company filed with the Nevada Secretary of State a certificate of amendment (the “Amendment”) to the Company’s Articles of Incorporation. The Amendment, previously approved by the Company’s board of directors on August 31, 2016 and stockholders on November 4, 2016, changed (a) the name of the Company from “Domain Extremes Inc.” to “Mi1 Global Telco. Inc.” and (b) the authorized shares of common stock, par value $0.001, from 200,000,000 shares to 1,200,000,000 shares. The Amendment became effective upon its filing. The name change was effective with FINRA on July 19, 2017.

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

FOR THE PERIOD ENDED JUNE 30, 2019

(Unaudited)

3.	Going concern uncertainties

The accompanying condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2019, the Company experienced an accumulated deficit of $533,270 and net loss of $11,649 for the six months ended June 30, 2019. The continuation of the Company as a going concern through December 31, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE PERIOD ENDED JUNE 30, 2019

(Unaudited)

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

FOR THE PERIOD ENDED JUNE 30, 2019

(Unaudited)

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

FOR THE PERIOD ENDED JUNE 30, 2019

(Unaudited)

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

FOR THE PERIOD ENDED JUNE 30, 2019

(Unaudited)

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

FOR THE PERIOD ENDED JUNE 30, 2019

(Unaudited)

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

During the quarter ended June 30, 2019, there were no share issuances.

The Company has no stock option plan, warrants or other dilutive securities.

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of June 30, 2019 and December 31, 2018 were 20,000 and 20,000 respectively.

6.	Accrued expenses

The Company accrues expenses for any services received from vendors. As of June 30, 2019 and December 31, 2018, the balances were $3,500 and $0, respectively. The accrued expenses of $3,500 represent the legal fees for the services performed during the six months ended June 30, 2019.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2019

(Unaudited)

7.	Due to Related Parties

The balances due to related parties as of June 30, 2019 and December 31, 2018 were $185,211 and 174,463, respectively. They represent temporary advances from the Company’s directors. The amounts are interest free, unsecured and no fixed repayment term.

8.	Related Party Transactions

During the six months ended June 30, 2019, Mr. Kok Seng Yeap, advanced $10,748 to pay operating expenses on behalf of the Company.

During the six months ended June 30, 2018, Mr. Kok Seng Yeap, advanced $19,460 to pay operating expenses on behalf of the Company.

9.	Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

10.	Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2019, up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Net Sales

We generated revenues of $nil for the three and six months, respectively, ended June 30, 2019 and 2018. The lack of revenue was mainly due to the decrease of advertisers. Our principal source of revenues is from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications.

Net Income (Loss)

We have incurred operating expenses and net losses of $6,953 and $11,649 for the three and six months, respectively, ended June 30, 2019 and $7,606 and $23,683 for the three and six months, respectively, ended June 30, 2018, principally due to a decrease in our administrative expenses as discuss below.

We incurred general, administrative and operating expenses of $853 and $949 for the three and six months, respectively, ended June 30, 2019 and $1,006 and $2,733 for the three and six months, respectively, ended June 30, 2018.

We incurred professional fees of $6,100 and $10,700 for the three and six months, respectively, ended June 30, 2019 and $6,600 and $20,950 for the three and six months, respectively, ended June 30, 2018.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and six months ended June 30, 2019 and 2018. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $533,270 as of June 30, 2019 compared to the accumulated loss of $521,621 as of December 31, 2018. There was a working capital deficit of $186,111 as of June 30, 2019 and $174,462 as of December 31, 2018. The increase of $11,649 was mainly due to the operating loss for the six months..

At June 30, 2019, we had cash and cash equivalents of $0, compared to $1 at December 31, 2018. The Company’s operations were funded by the directors and the Company did not have cash in its bank accounts.

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

The Company is working to reduce the expenses and so we expect our cash flow needs over the next 12 months through June 2020 to be approximately $66,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged around $2,000, we expect this amount to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2019, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

MI1 GLOBAL TELCO., INC.

Dated: December 11, 2019	By:	/s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Statements of Operations for the three and six months periods ended June 30, 2019 and 2018, (iii) Statement of Cash Flows for the six months period ended June 30, 2019 and 2018, (iv) Statement of Stockholders’ Deficit for the period ended June 30, 2019 and (v) Notes to Financial Statements.