Form 10-Q
period 2019-09-30
Mi1 Global Telco., Inc.
filed 2020-01-14
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2019

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of January 6, 2020: 20,000 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Mi1 Global Telco., Inc.

Condensed Balance Sheets

As of September 30, 2019 (unaudited) and December 31, 2018 (audited)

	At September 30,	At December 31,
	2019	2018
	(unaudited)	(audited)
	$	$
ASSETS
Current Assets:
Cash	–	1
Prepaid expenses	2,000	–
Total Current Assets	2,000	1

TOTAL ASSETS	2,000	1

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses	–	–
Advance from related parties	195,727	174,463

Total Current Liabilities	195,727	174,463

TOTAL LIABILITIES	195,727	174,463

STOCKHOLDERS’ (DEFICIT)/EQUITY
Common stock:
Par value: US$0.001
As of September 30, 2019 and December 31, 2018, 1,200,000,000 shares authorized and 20,000 shares issued and outstanding	20	20
Shares Subscription	87	87
Additional paid-in-capital	347,052	347,052
Deficit accumulated	(540,886)	(521,621)

TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY	(193,727)	(174,462)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,000	1

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Operations

For the Three Months and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2019	2018	2019	2018
	$	$	$	$
Net sales	–	–	–	–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–
Operating expenses
Professional fees	7,165	2,200 *	17,865	23,150 *
Administrative and general	451	427	1,400	3,159

Total operating expenses	7,616	2,627	19,265	(26,309)

Net loss and comprehensive loss	(7,616)	(2,627)	(19,265)	(26,309)

Loss per share of common stock - Basic and diluted	(0.38)	(0.13)	(0.96)	(1.32)

Weighted average shares of common stock - Basic and diluted	20,000	20,000	20,000	20,000

*Prior periods were re-categorized to match current period’s categories.

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	For the Nine months ended September 30, 2019	For the Nine months ended September 30, 2018
	$	$
Cash flows from operating activities:
Net loss and comprehensive loss	(19,265)	(26,309)
Depreciation	–	–
Share based compensation	–	–
Changes in current assets and liabilities
(Increase) decrease in prepayment	(2,000)	2,476
Amount due to related parties	21,264	19,520
Accrued expenses and other payables	–	5,650
Other payables	–	(1,750)

Net cash (used in) operating activities	(1)	(413)

Cash flows from financing activity:
Issuance of share capital	–	–
Proceeds from shares subscription	–	–

Net cash provided by financing activity	–	–

Cash flows from investing activity:
Purchase of property, plant and equipment	–	–

Net cash used in investing activity	–	–

Net increase in cash and cash equivalents	(1)	(413)

Cash and cash equivalents at beginning of the period	1	3,259

Cash and cash equivalents at end of the period	–	2,846

Supplementary disclosures of cash flow information:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these unaudited financial statements.

Mi1 Global Telco., Inc.

Condensed Statements of Stockholders’ Deficit and Comprehensive Loss

For the period ended September 30, 2019

(Unaudited)

			Common	Additional
	Common Stock		Shares	Paid-In	Deficit
	Shares	Amount	Subscribed	Capital	Accumulated	Total
		$	$	$	$	$
Balance, December 31, 2018	20,000	20	87	347,052	(521,621)	(174,462)

Net loss and comprehensive loss	–	–	–	–	(19,265)	(19,265)

Balance, September 30, 2019	20,000	20	87	347,052	(540,886)	(193,727)

Balance, December 31, 2017	20,000	20	87	347,052	(743,882)	(396,723)

Net loss and comprehensive loss	–	–	–	–	(26,309)	(26,309)

Balance, September 30, 2018	20,000	20	87	347,052	(770,191)	(423,032)

The accompanying notes are an integral part of these unaudited financial statements.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

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

In the opinion of management, the balance sheet as of December 31, 2018 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019 or for any future period.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

3.	Going concern uncertainties

The accompanying condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2019, the Company experienced an accumulated deficit of $540,886 and net loss of $19,265 for the nine months ended September 30, 2019. The continuation of the Company as a going concern through August 31, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

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

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

The new revenue standards became effective for the Company on January 1,2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the Company did not have any revenue to be recognized.

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

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

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

During the quarter ended September 30, 2019, there were no share issuances.

The Company has no stock option plan, warrants or other dilutive securities.

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2019 and December 31, 2018 were 20,000 and 20,000 respectively.

6.	Due to Related Parties

The balances due to related parties as of September 30, 2019 and December 31, 2018 were $195,727 and $174,463, respectively. They represent temporary advances from the Company’s directors. The amounts are interest free, unsecured and no fixed repayment term.

MI1 GLOBAL TELCO., INC.

(Formerly Domain Extremes Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

(Unaudited)

7.	Related Party Transactions

During the nine months ended September 30, 2019, Mr. Kok Seng Yeap, has advanced $21,264 to pay operating expenses on behalf of the Company.

During the nine months ended September 30, 2018, Mr. Kok Seng Yeap, has advanced $22,087 to pay operating expenses on behalf of the Company.

8.	Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

9.	Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019, up through the date the Company issued the financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Net Sales

We generated revenues of $nil for the three and nine months, respectively, ended September 30, 2019 and 2018. The lack of revenue was mainly due to the absence of advertisers. Our  principal source of revenues was from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our mobile phone applications should they be implemented

Net Income (Loss)

We have incurred operating expenses and net losses of $7,616 and $19,265 for the three and nine months, respectively, ended September 30, 2019 and $2,627 and $26,309 for the three and nine months, respectively, ended September 30, 2018, principally due to a decrease in our administrative expenses as discuss below.

We incurred general, administrative and operating expenses of $451 and $1,400 for the three and nine months, respectively, ended September 30, 2019 and $427 and $3,159 for the three and nine months, respectively, ended September 30, 2018.

We incurred professional fees of $7,165 and $17,865 for the three and nine months, respectively, ended September 30, 2019 and $2,200 and $24,800 for the three and nine months, respectively, ended September 30, 2018.

Income Taxes

Due to our lack of revenues, we have not incurred any tax obligations for the three and nine months ended September 30, 2019 and 2018. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $540,886 as of September 30, 2019 compared to the accumulated loss of $521,621 as of December 31, 2018. There was a working capital deficit of $193,727 as of September 30, 2019 and $174,462 as of December 31, 2018. The increase of $19,265 was mainly due to the operating loss for the nine months.

At September 30, 2019, we had cash and cash equivalents of $0, compared to $1 at December 31, 2018. The Company’s operations were funded by the directors and the Company did not have cash in its bank accounts.

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

The Company is working to reduce the expenses and so we expect our cash flow needs over the next 12 months through September 2020 to be approximately $66,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged around $2,000, we expect this amount to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we may secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2019, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

MI1 GLOBAL TELCO., INC.

Dated: January 14, 2020	By:	/s/ Lim Kock Chiang
Lim Kock Chiang
Chairman and Director
(Chief Executive Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Statement of Operations for the three months period ended September 30, 2019 and 2018, (iii) Statement of Cash Flows for the three months period September 30, 2019 and 2018, (iv) Statement of Stockholders’ Deficit for the period ended September 30, 2019 and (v) Notes to Financial Statements.

