Form 10-K
period 2019-12-31
Mi1 Global Telco., Inc.
filed 2020-05-07
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the fiscal year ended December 31, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53749

Mi1 Global TelCo., Inc.

(Name of Small Business Issuer in its Charter)

Nevada	98-0632051
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1105, 11/F, Hip Kwan Commercial Building, No. 38 Pitt Street,

Yau Ma Tei, Kowloon, Hong Kong

(Address of Principal Executive Offices)

+852 29803733

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 7, 2020: 110,000 shares of Common Stock, par value US $0.001.

i

Forward Looking Statements

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes” , “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “might”, “plans”, “possible”, “potential”, “predicts”, “projects”, “seeks”, “should”, “will”, “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2019 had a stockholders deficit of $217,224. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Business

Currently, we have no active operations.

Employees

As of May 4, 2020, the Company had no employees.

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

Offices

Our principal executive office is located at Room 1105, 11/F, Hip Kwan Commercial Building, No.38 Pitt Street, Yau Ma Tei, Kowloon, Hong Kong. Our telephone number is +852 29803733.

ITEM 1A.	RISK FACTORS

This information is not required of smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any property. Our executive offices are located at 36, Room 1105, 11/F, Hip Kwan Commercial Building, No.38 Pitt Street, Yau Ma Tei, Kowloon, Hong Kong, which is office space that we share with certain other development stage companies.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

During the fiscal year ended December 31, 2019, our common stock was quoted on the OTC under the symbol MIGT with no bid and no trading of our common stock. There can be no assurance that a public trading market will develop at that time or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. The many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because there is no price for our common stock, many brokerage firms may not affect transactions in the common stock.

Holders

As of April 16, 2020, we had 20,000 shares of our common stock issued and outstanding, and held by 660 persons.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2019 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2019.

On April 10, 2020, Mi1 Global Limited converted certain debt of Company in the amount of $90 at a price per share of $0.001 into shares of common stock of the Company. As consideration for the conversion, the Company issued 90,000 shares of common stock of the Company to Mi1 Global Limited. As a result of the conversion, Mi1 Global Limited increased its ownership to 90% of the issued and outstanding shares of common stock of the Company.

The issuance of 90,000 new shares of common stock of the Company to Mi1 Global Limited was exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act. Neither the Company nor anyone acting on the Company’s behalf offered or sold these shares by any form of general solicitation or general advertising.

Issuer Purchases of Equity Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

This information is not required of smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a development stage company organized under the laws of the State of Nevada in January 2006. Our business was to develop and operate Internet websites and applications on mobile platforms. We had launched the website www.drinkeat.com, which provided reviews of restaurants in Hong Kong. On May 25, 2018, we ceased and discontinued the operations by terminating our website www.drinkeat.com and we are exploring other business opportunities in Asia. We plan to develop other websites and mobile phone applications in the future. Our goal is to become a network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China with contents on travel, food, entertainment, activities and city life, but we are not conducting any operations at this time.

Results of Operations

Two Years Ended December 31, 2019 and 2018

Net Sales

We generated revenues of $0 for the years ended December 31, 2019 and 2018. The lack of revenue was mainly due to no operations in 2019 and 2018. Our principal source of revenues was from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our planned mobile phone applications.

Net Profit/Loss

We incurred a net loss of $42,675 in 2019, compared to the profit of $222,261 in 2018. The significant gain in 2018 was principally due to the debt forgiven from one of the former related parties and other creditors.

We had no other income in 2019 but $249,865 in 2018 attributable to the debt forgiven from the former related party and a few other creditors in 2018.

We incurred operating expenses of $42,675 in 2019, compared to $27,604 in 2018. We incurred professional fees of $38,211 and general, administrative and operating expenses of $4,464 in 2019, compared $24,800 of professional fees and $2,804 of general administrative and other operating expenses in 2018.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2019, we had cash and cash equivalents of $nil, compared to $1 at December 31, 2019 and 2018, respectively, a decrease of $1.

Currently, we have almost no operating capital. We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital. We have no current revenues to fund our operations or planned growth. We will require additional capital to operate our business, and to expand our business.

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

As of December 31, 2019, the Company experienced an accumulated deficit of $564,296 and the total, stockholders’ deficit of $217,224. The continuation of the Company as a going concern through December 31, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2019 and 2018.

	For the year ended December 31,
	2019	2018*
	$	$
Deferred tax asset attributable to net operating loss carryover	118,502	109,540
Valuation allowance	(118,502)	(109,540)
Net deferred tax assets	–	–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018*

Federal statutory tax expense (benefit) rate	(21%)	(21%)
State income tax (benefit) rate, net of effect (no operation)	(0%)	(0%)
Valuation allowance	21%	21%
Effective income tax rate	–	–

*Prior year disclosures have been adjusted according to the new tax law effective January 1, 2018.

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

The Company has not identified any expected impact on the timing and measurement of revenue from the adoption of the standard.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU on January 1, 2019 with no material impact on the Company’s financial statements.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule beginning its financial reporting for the quarter ended March 31, 2019. Upon the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting. The Company, based on further understanding of SEC Release No. 33-10532, made some modification on the presentation of the changes in stockholders’ equity that is more in compliance with the SEC rule.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mil Global Telco., Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of December 31, 2019, the Company experienced an accumulated deficit of $564,296 and suffered from continuous losses for the year ended December 31, 2019. Management’s plans in regard to this matter are described in Note 2.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RH CPA

We have served as the Company’s auditor since 2019.

Bayside, New York
May 4, 2020

MI1 GLOBAL TELCO., INC.

BALANCE SHEETS

(Stated in US Dollars)

	At December 31,	At December 31,
	2019	2018
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	–	1

Total Current Assets	–	1

TOTAL ASSETS	–	1

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses and other payables	3,000	–
Amounts due to related parties	214,224	174,463

Total Current Liabilities	217,224	174,463

TOTAL LIABILITIES	217,224	174,463

STOCKHOLDERS’ DEFICIT
Common Stock Par value: US$0.001 Shares authorized: 1,200,000,000 Issued and outstanding as of December 31, 2019 and 2018 – 20,000 shares)	20	20
Common stock to be subscribed	–	87
Additional paid-in capital	347,052	347,052
Accumulated deficit	(564,296)	(521,621)

TOTAL STOCKHOLDERS’ DEFICIT	(217,224)	(174,462)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	–	1

See accompanying notes to financial statements.

MI1 GLOBAL TELCO., INC.

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	For the Year ended	For the Year ended
	December 31,	December 31,
	2019	2018
	$	$
Revenue	–	–

Other operating income	38,211	24,800	*
Administrative and other operating expenses	4,464	2,804	*

Operating loss before income taxes	(42,675)	(27,604)

Other income
Debt forgiven	–	249,685
Total other income	–	249,685
Income taxes	–	–

Net profit (loss) and comprehensive gain (loss)	(42,675)	222,261

Net gain (loss) per share - Basic and diluted	(2.13)	11.11
Weighted average shares of common stock - Basic and diluted	20,000	20,000

*Prior year expenses were re-categorized to make it comparable to the current year.

See accompanying notes to financial statements.

MI1 GLOBAL TELCO., INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Stated in US Dollars)

			Common	Additional
	Common Stock		Stock to be	Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
		$	$	$	$	$
Balance, December 31, 2017	20,000	20	87	347,052	(743,882)	(396,723)

Net income and comprehensive income	–	–	–	–	222,261	222,261

Balance, December 31, 2018	20,000	20	87	347,052	(521,621)	(174,462)

Subscription withdrawal			(87)			(87)
Net loss and comprehensive loss	–	–	–	–	(42,675)	(42,675)

Balance, December 31, 2019	20,000	20	–	347,052	(564,296)	(217,224)

See accompanying notes to financial statements.

MI1 GLOBAL TELCO., INC.

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Year ended December 31, 2019	For the Year ended December 31, 2018
	$	$
Cash flows from operating activities:
Net profit (loss)	(42,675)	222,261
Changes in current assets and liabilities
Increase in account receivable and prepayment	–	2,476
Increase (decrease) in amount due to related parties	3,000	(53,557)
Increase (decrease) in accrued expenses and other payables	39,761	(174,438)

Net cash (used in)/provided by operating activities	86	(3,258)

Cash flows from financing activities:
Payment for withdrawal of stocks subscription	(87)	–

Net cash (provided) by financing activities	(87)	–

Net (decrease)/increase in cash and cash equivalents	(1)	(3,258)

Cash and cash equivalents at beginning of the year	1	3,259

Cash and cash equivalents at end of the year	–	1

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

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

As of December 31, 2019, the Company experienced an accumulated deficit of $564,296 and the total, stockholders’ deficit of $217,224. The continuation of the Company as a going concern through December 31, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

For the years ended December 31, 2019 and 2018, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2019 and 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

The Company has not identified any expected impact on the timing and measurement of revenue from the adoption of the standard.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU on January 1, 2019 with no material impact on the Company’s financial statements.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule beginning its financial reporting for the quarter ended March 31, 2019. Upon the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting. The Company, based on further understanding of SEC Release No. 33-10532, made some modification on the presentation of the changes in stockholders’ equity that is more in compliance with the SEC rule.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Income taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2019 and 2018.

	For the year ended December 31,
	2019	2018*
	$	$
Deferred tax asset attributable to net operating loss carryover	118,502	109,540
Valuation allowance	(118,502)	(109,540)
Net deferred tax assets	–	–

 Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2019 and 2018 is as follows:

	2019		2018*

Federal statutory tax expense (benefit) rate	(21%	)	(21%	)
State income tax (benefit) rate, net of effect (no operation)	(0%	)	(0%	)
Valuation allowance	21%		21%
Effective income tax rate	–		–

*Prior year disclosures have been adjusted according to the new tax law effective January 1, 2018.

5.	Stockholders’ deficit

There are no changes in equity transactions during the year ended December 31, 2019 except retaining earnings and the withdrawal of subscription as indicated below.

On March 7, 2017, the Company issued 40 shares of common stock to Azari Bin A Ghani, Mazlan Bin Muhammad, Syed Mokhtar Bin Syed Agil and TengkuFaikahBintiTengku Ismail (10 shares each) for a consideration of $400.

On April 13, 2017, the Company issued 70 shares of common stock to Romli Bin Che Noh, SuhailaBintiMdArsid Arshad, Yu Ming Ngee, RithaTumiarSitumorang, NorizanBinti A Latif, Mohammad Zamri Bin Wan Chik and AdicandraManurung (10 shares each) for a consideration of $700.

On June 30, 2017, the Company issued 60 shares of common stock to MohdAfidi Bin Abdullah, Den Wijaya, Ching Yang Det and MohdZaki Bin Ahmadl (10 shares each) and Johanes Abednego (20 shares) for a consideration of $600.

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

On December 18, 2019, the investor withdrew his subscription and the Company paid $87 back to him.

The Company has no stock option plan, warrants or other dilutive securities.

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2019 and December 31, 2018 is 20,000.

6.	Accrued expenses and other payables

Accrued expenses and other payables as of December 31, 2019 and December 31, 2018 are summarized as follows:

	At December 31,	At December 31,
	2019	2018
	$	$
Accrued professional fees	3,000	0

7.

Related Party Transactions

For the normal business operations, the major shareholder pays for the operating expenses. The major shareholder paid $39,760.65 and $17,790.30 during the years ended December 31, 2019 and 2018, respectively. As of December 2019 and 2018, the balances due to related party were $214,224 and $174,463, respectively.

8.	Commitments and contingencies

There have been no legal proceedings in which the Company is a party during the years ended December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company had no material capital commitments or contingencies involved.

9.	Debt Forgiven

As of January 1, 2018, the Company had significant liabilities owing to the former related party and a few other vendors. During 2018, the Company obtained, after negotiations with creditors, debt forgiven of $249,685 from those creditors, including $217,816 from the former related party and $31,869 from others.

10.	Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019, up through the date the Company issued the audited financial statements. During the period, the Company did not have any material recognizable subsequent events except the following:

1)	Effective as of March 24, 2020, the Board of Directors (the “Board”) of the Company appointed Mr. Kok Seng Yeap to serve as its Chief Executive Officer, Chief Financial Officer, Secretary and Director. Former CEO Mr. Lim Kock Chiang resigned as the Chief Executive Officer, Chief Financial Officer, Secretary and Director of Mi1 Global TelCo., Inc. (the “Company”).

2)	On April 10, 2020, Mi1 Global Limited, the major shareholder, converted certain debt of Mi1 Global Telco., Inc. (the “Company”) in the amount of $90 at a price per share of $0.001 into shares of common stock of the Company. As consideration for the conversion, the Company issued 90,000 shares of common stock of the Company to Mi1 Global Limited. As a result of the conversion, Mi1 Global Limited increased its ownership to 90% of the issued and outstanding shares of common stock of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of April 17, 2020.

Name	Age	Principal Position	Appointment/Resignation date
Kok Seng Yeap	46	Director, Chairman and Chief Executive Officer, Chief Financial Officer	March 24, 2020

Kok Seng Yeap, is serving as the Compny’s Chief Executive Officer, Chief Financial Officer, Secretary and Director since March 24, 2020. Mr. Kok, age 46, has over 20 years of experience in the financial industry as an expert in the financial industry, working in sectors such as Private Banking, Insurance, Pre IPO, Financial Engineering and Corporate Acquisition & Merger transactions. He also has significant marketing experience through working for multinational corporations including Great Eastern Life Assurance Berhad, Prudential Assurance Berhad, Pacific Unit Trust Berhad, and as a legal professional will writer in RockwillSdn Bhd. in 2013. He is a Life Insurance Practitioner with the qualification obtained from the Malaysia Insurance Institute. Currently, Mr. Kok serves as Managing Director of NobleCorp Asset Management Ltd. Mr. Kok graduated from the Global University (GULL), USA with a Masters in Finance and Management.

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

Executive Officers

None of the Company’s Named Executive Officers have received compensation in the form of cash for their management services to the Company since our inception. Future compensation of officers will be determined by the Board of Directors based upon our financial condition and performance, our financial requirements, and individual performance of each officer.

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

Directors

Pursuant to our bylaws, our directors are eligible to be reimbursed for their actual out-of-pocket expenses incurred in attending board meetings and other director functions, as well as fixed fees and other compensation to be determined by our board of directors. The fixed fee is determined by the Board of Directors from time to time. In 2019 and 2018, we did not pay cash compensation to our directors for services as directors.

Compensation Committee Interlocks and Insider Participation; Compensation Committee Report

This information is not required of smaller reporting companies.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 16, 2020. The information in this table provides the ownership information for:

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

Name and Address of Beneficial Owner(1)	Sole Voting and Investment Power	Shared Voting and Investment Power	Total Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Kok Seng Yeap (2)	–	99,156	99,156	90.14%
All directors and executive officers as a group	–	99,156	99,156	90.14%

________________

(1)	Unless otherwise indicated, the address of such beneficial owner is c509, Block C, 5th Floor, Pusat Dagangan Phileo Damansara 1, No.9, Jalan 16/11, 46350 Petaling Jaya, Selangor Darul Ehsan, Malaysia ..
(2)	Shares of common stock held by Mi1 Global Limited, which Mr. Kok may be deemed to own beneficially.

Change of Control Arrangements

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $214,224 in 2019 and $174,463 in 2018.

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

Audit Fees

The audit fees billed by our current independent registered accounting firm billed was $7,500 and $6,600 for the audit services rendered for the year 2019 and 2018. The aggregate fees for 2019 and 2018 was $14,100.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2019.

Tax Fees

During the year ended December 31, 2019, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the year ended December 31, 2019, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009

3.2	By-laws, as currently in effect

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.

10.3	Service Agreement, dated February 17, 2016, between Domain Extremes Inc. and Fintel (USA) Ltd.

14.1	Code of Business Conduct and Ethics

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2019 and 2018, (ii) Statement of Operations for the years ended December 31, 2019 and 2018, (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2019 and 2018, and (iv) Statement of Cash Flows for the years ended December 31, 2019 and 2018, (v) Notes to Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of May, 2020.

MI1 GLOBAL TELCO., INC.

Date: May 7, 2020	By: /s/ Kok Seng Yeap
Kok Seng Yeap
Director, Chief Executive Officer, and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kok Seng Yeap	Director, Chief Executive Officer, and Chief Financial Officer	May 7, 2020
Kok Seng Yeap

