Form 10-Q
period 2020-03-31
AFF Holding Group Inc.
filed 2020-07-31
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2020

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53749

AFF HOLDING GROUP INC.

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of July 30, 2020: 110,000 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AFF Holding Group Inc.

Condensed Balance Sheets

As of March 31, 2020 (unaudited) and December 31, 2019 (audited)

(Stated in US Dollars)

	At March 31,	At December 31,
	2020	2019
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	–	–
Prepaid expenses	2,500	–

Total Current Assets	2,500	–

TOTAL ASSETS	2,500	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses	4,867	3,000
Amounts due to related parties	241,490	214,224

Total Current Liabilities	246,357	217,224

TOTAL LIABILITIES	246,357	217,224

STOCKHOLDERS’ DEFICIT
Common stock Par value: US$0.001 Authorized: 2019 – 1,200,000,000 shares (2018 – 1,200,000,000 shares) - Issued and outstanding: March 31, 2020 – 20,000 shares (December 31, 2019 – 20,000 shares)	20	20
Additional paid-in capital	347,052	347,052
Accumulated deficit	(590,929)	(564,296)

TOTAL STOCKHOLDERS’ DEFICIT	(243,857)	(217,224)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	2,500	–

See accompanying notes to condensed financial statements.

AFF Holding Group Inc.

Condensed Statements of Operations

For the Three Months Periods Ended March 31, 2020 and 2019

(Stated in US Dollars)

(Unaudited)

	For the Three Months Periods Ended March 31,
	2020	2019
	$	$
Revenue	–	–

Professional fees	26,183	4,600
General and administrative	450	96

Total operating expenses	26,633	4,696

Net loss and comprehensive loss	(26,633)	(4,696)

Net loss per share
- Basic and diluted	(1.33)	(0.23)

Weighted average shares of common stock
- Basic and diluted	20,000	20,000

See accompanying notes to condensed financial statements.

AFF Holding Group Inc.

Condensed Statements of Cash Flows

For the Three Months Periods Ended March 31, 2020 and 2019

(Stated in US Dollars)

(Unaudited)

	For the Three Months Periods Ended March 31,
	2020	2019
	$	$
Cash flows from operating activities:
Net loss	(26,633)	(4,696)
Changes in current assets and liabilities
Increase/(decrease) in amount due to related parties	27,266	6,895
(Increase)/decrease in prepaid expenses	1,867	(2,200)
Increase in accrued expenses and other payables	(2,500)	–

Net cash (used in)/provided by operating activities	–	(1)

Net (decrease)/increase in cash and cash equivalents	–	(1)

Cash and cash equivalents at beginning of the period	–	1

Cash and cash equivalents at end of the period	–	–

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

See accompanying notes to condensed financial statements.

AFF Holding Group Inc.

Condensed Statements of Change in Stockholders’ Deficit

(Stated in US Dollars)

(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
		$	$	$	$	$
Balance, December 31, 2019	20,000	20	–	347,052	(564,296)	(217,224)

Net loss and comprehensive loss	–	–	–	–	(26,633)	(26,633)

Balance, March 31, 2020	20,000	20	–	347,052	(590,929)	(243,857)

Balance, December 31,2018	20,000	20	87	347,052	(521,621)	(174,462)

Net loss and comprehensive loss	–	–	–	–	(4,696)	(4,696)

Balance, March 31, 2019	20,000	20	87	347,052	(526,317)	(179,158)

See accompanying notes to condensed financial statements.

AFF HOLDING GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2020

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

In the opinion of management, the balance sheet as of December 31, 2019, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.

2.      Organization and business background

AFF Holding Group Inc. (the “Company”), formerly known as Mi1 Global Telco., Inc., was organized under the laws of the State of Nevada on January 23, 2006.

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

On March 24, 2020, Mr. Kok Seng Yeap purchased 100% of the shares of Mi1 Global Limited, which owns 9,156 shares of the common stock of the Company. As a result, Kok Seng Yeap became the beneficial owner of 9,156 shares of the common stock of the Company. On March 24, 2020, Mr. Lim Kock Chiang resigned as the Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company, and the Board of Directors of the Company appointed Mr. Kok Seng Yeap to serve as its Director, Chief Executive Officer, Chief Financial Officer, and Secretary.

On June 3, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change to “AFF Holding Group Inc.”. The name change was effective as of the filing of the Certificate of Amendment with the State of Nevada. The Company is awaiting the approval of FINRA for the market effectiveness of the name change.

On June 23, 2020, Mr. Kok Seng Yeap resigned as the Chief Financial Officer the Company, and the Board of Directors of the Company appointed Mr. Lau Chew Chye to serve as its Chief Financial Officer and Director.

3.      Going concern uncertainties

The accompanying condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2020, the Company experienced an accumulated deficit of $590,929 and net loss of $26,633 for the three months ended March 31, 2020. The continuation of the Company as a going concern through December 31, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Revenue recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  The Company is currently evaluating the effect of this ASU on the Company’s financial statements and related disclosures.

In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020.  Early adoption is permitted, including adoption in any interim period.  The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Management believes that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on the Company’s present or near future financial statements.

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

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2020 and December 31, 2019 is 20,000.

6.       Accrued expenses and other payables

Accrued expenses and other payables as of March 31, 2020 and December 31, 2019 are summarized as follows:

	At March 31,	At December 31,
	2020	2019
	$	$
Accrued professional fees	4,867	3,000

7.      Related party transactions

During the three months ended March 31, 2020 and 2019, the major shareholder, advanced $27,266 and $6,895 to pay operating expenses for the Company, respectively.

As of March 31, 2020 and December 31, 2019, the balances were $241,490 and $214,224, respectively.

The amounts due to related parties as of March 31, 2020 and December 31, 2019 represent temporary advances from the Company’s major shareholder. The amounts are interest free, unsecured and no fixed repayment term.

8.      Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

9.      Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2020, up through the date the Company issued the audited financial statements. During the period, the Company did not have any material reportable subsequent events except the following:

April 10, 2020, Mi1 Global Limited, the major shareholder, converted certain debt of the Company in the amount of $90 at a price per share of $0.001 into shares of common stock of the Company. As consideration for the conversion, the Company issued 90,000 shares of common stock of the Company to Mi1 Global Limited. As a result of the conversion, Mi1 Global Limited increased its ownership to 90% of the issued and outstanding shares of common stock of the Company.

On June 3, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change to "AFF Holding Group Inc." The name change was effective as of the filing of the Certificate of Amendment with the State of Nevada. The Company is awaiting the approval of FINRA for the market effectiveness of the name change.

On June 23, 2020, Mr. Kok Seng Yeap resigned as the Chief Financial Officer the Company, and the Board of Directors of the Company appointed Mr. Lau Chew Chye to serve as its Chief Financial Officer and Director.

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

Overview

AFF Holding Group Inc. (the “Company”), formerly known as Mi1 Global Telco., Inc., was incorporated in the State of Nevada in January 2006 and is a development stage company. Our business was to develop and operate Internet websites and applications on mobile platforms. We earned revenues through advertisements on these websites and applications. Our original goal was to become a major network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China with contents on travel, food, entertainment, activities and city life. We launched the website www.drinkeat.com, which provides reviews of restaurants in Hong Kong.

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

On March 24, 2020, Mr. Kok Seng Yeap purchased 100% of the shares of Mi1 Global Limited, which owns 9,156 shares of the common stock of the Company. As a result, Kok Seng Yeap became the beneficial owner of 9,156 shares of the common stock of the Company. Effective as of March 24, 2020, Mr. Lim Kock Chiang resigned as the Chief Executive Officer, Chief Financial Officer, Secretary and Director of the Company, and the Board of Directors of the Company appointed Mr. Kok Seng Yeap to serve as its Director, Chief Executive Officer, Chief Financial Officer, and Secretary.

On June 3, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change to "AFF Holding Group Inc.". The name change was effective as of the filing of the Certificate of Amendment with the State of Nevada. The Company is awaiting the approval of FINRA for the market effectiveness of the name change.

On June 23, 2020, Mr. Kok Seng Yeap resigned as the Chief Financial Officer the Company, and the Board of Directors of the Company appointed Mr. Lau Chew Chye to serve as its Chief Financial Officer and Director.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Net Sales

We generated revenues of $nil for the three months ended March 31, 2020 and 2019. The reason for no revenue was mainly due to the lack of advertisers. Our principal source of revenues had been from advertising banners on our websites. As stated above, the Company terminated its website on May 25, 2018. The Company is actively looking for new investment opportunities and new source of revenue.

Net Loss

We have incurred a net loss of $26,633 for the three months ended March 31, 2020 and a net loss of $4,696 for the three months ended March 31, 2019. The increase in loss was due to more filing activities that incurred more expenses.

We incurred general, administrative and operating expenses of $26,633 for the three months ended March 31, 2020 and $4,696 for the three months ended March 31, 2019. Of these amounts, a substantial portion of our expenses for the three months ended March 31, 2020 and 2019 related to professional fees such as legal and accounting service fees, audit service fees, etc. The professional fees incurred for the three months ended March 31, 2020 and 2019 were $26,183 and $4,600, respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $590,929 as of March 31, 2020 compared to the accumulated loss of $564,296 as of December 31, 2019. There was a working capital deficit of $243,857 on March 31, 2020 and $217,224 as of December 31, 2019. The increase of $27,266 was mainly due to an increase in amount due to related parties and the prepaid expense.

At March 31, 2020 and 2019, we had cash and cash equivalents of $0. The Company does not have a bank account. The major shareholder funds the Company’s operations.

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

The Company is working to reduce the expenses and so we expect our cash flow needs over the next 12 months through March 2021 to be approximately $66,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $5,500, we expect this amount to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this Item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During the first quarter of 2020, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

AFF HOLDING GROUP INC.

Dated: July 30, 2020	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Director, Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Statement of Operations for the three months period ended March 31, 2020 and 2019, (iii) Statement of Cash Flows for the three months period ended March 31, 2020 and 2019, (iv) Statement of Stockholders’ Deficit for the period ended March 31, 2020 and (v) Notes to Financial Statements.

