Form 10-Q
period 2020-09-30
AFF Holding Group Inc.
filed 2020-11-23
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2020

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 22, 2020: 110,000 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AFF Holding Group Inc.

Condensed Balance Sheets

As of September 30, 2020 (unaudited) and December 31, 2019 (audited)

(Stated in US Dollars)

	At September 30,	At December 31,
	2020	2019
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	–	–
Prepaid expenses	–	–

Total Current Assets	–	–

TOTAL ASSETS	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses	19,513	3,000
Amounts due to related parties	275,422	214,224

Total Current Liabilities	294,935	217,224

TOTAL LIABILITIES	294,935	217,224

STOCKHOLDERS’ DEFICIT
Common stock Par value: US$0.001 Authorized: 2020 – 1,200,000,000 shares (2019 – 1,200,000,000 shares) - Issued and outstanding: September 30, 2020 – 110,000 shares (December 31, 2019 – 20,000 shares)	110	20
Additional paid-in capital	347,052	347,052
Accumulated deficit	(642,097)	(564,296)

TOTAL STOCKHOLDERS’ DEFICIT	(294,935)	(217,224)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	–	–

See accompanying notes to condensed financial statements.

AFF Holding Group Inc.

Condensed Statements of Operations

For the Three and Nine Months Periods Ended September 30, 2020 and 2019

(Stated in US Dollars)

(Unaudited)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2020	2019	2020	2019
	$	$	$	$
Net sales	–	–	–	–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–
Operating expenses
Professional fees	30,163	7,165	73,721	17,865
General and administrative	2,675	451	4,080	1,400

Total operating expenses	32,838	7,616	77,801	19,265

Net loss and comprehensive loss	(32,838)	(7,616)	(77,801)	(19,265)

Loss per share of common stock - Basic and diluted	(0.299)	(0.381)	(1.008)	(0.963)

Weighted average shares of common stock - Basic and diluted	110,000	20,000	77,153	20,000

See accompanying notes to condensed financial statements.

AFF Holding Group Inc.

Condensed Statements of Cash Flows

For the Nine Months Period Ended September 30, 2020 and 2019

(Stated in US Dollars)

(Unaudited)

	For the Nine Months Periods Ended September 30,
	2020	2019
	$	$
Cash flows from operating activities:
Net loss	(77,801)	(19,265)
Adjustments to reconcile Net Income
Debt conversion to equity	90	–
Changes in current assets and liabilities
Increase/(decrease) in amount due to related parties	61,198	21.264
(Increase)/decrease in prepaid expenses	–	(2,000)
Increase in accrued expenses and other payables	16,513	–

Net cash (used in)/provided by operating activities	–	(1)

Net (decrease)/increase in cash and cash equivalents	–	(1)

Cash and cash equivalents at beginning of the period	–	1

Cash and cash equivalents at end of the period	–	–

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

See accompanying notes to condensed financial statements.

AFF Holding Group Inc.

Condensed Statements of Change in Stockholders’ Deficit

(Stated in US Dollars)

(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
		$	$	$	$	$
Balance, December 31, 2019	20,000	20	–	347,052	(564,296)	(217,224)

Debt conversion to stock	90,000	90				90

Net loss and comprehensive loss	–	–	–	–	(77,801)	(77,801)

Balance, September 30, 2020	110,000	110	–	347,052	(642,097)	(294,935)

Balance, July 1, 2020	20,000	110	–	347,052	(609,259)	(262,097)

Net loss and comprehensive loss	–	–	–	–	(32,838)	(32,838)

Balance, September 30, 2020	110,000	110	–	347,052	(642,097)	(294,935)

Balance, December 31, 2018	20,000	20	87	347,052	(521,621)	(174,462)

Net loss and comprehensive loss	–	–	–	–	(19,265)	(19,265)

Balance, September 30, 2019	20,000	20	87	347,052	(540,886)	(193,727)

Balance, July 1, 2019	20,000	20	87	347,052	(533,270)	(186,111)

Net loss and comprehensive loss	–	–	–	–	(7,616)	(7,616)

Balance, September 30, 2019	20,000	20	87	347,052	(540,886)	(193,727)

See accompanying notes to condensed financial statements.

AFF HOLDING GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

In the opinion of management, the balance sheet as of December 31, 2019, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020 or for any future period.

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

As of September 30, 2020, the Company experienced an accumulated deficit of $642,097 and net loss of $77,801 for the nine months ended September 30, 2020. The continuation of the Company as a going concern through December 31, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Recently issued accounting pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU for the financial statements for the three and nine months ended September 30, 2020 and 2019 with no material impact on the Company’s financial statements.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule for the financial statements for the three and nine months ended September 30, 2020 and 2019. Upon the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting. The Company, based on further understanding of SEC Release No. 33-10532, made some modification on the presentation of the changes in stockholders’ equity that is more in compliance with the SEC rule.

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

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2020 and December 31, 2019 is 110,000 and 20,000, respectively.

6.       Accrued expenses and other payables

Accrued expenses and other payables as of September 30, 2020 and December 31, 2019 are summarized as follows:

	At September 30,	At December 31,
	2020	2019
	$	$
Accrued professional fees	19,513	3,000

7.      Related party transactions

During the nine and three months ended September 30, 2020, the major shareholder advanced $61,198 and $33,067 to pay operating expenses for the Company, respectively. During the nine and three months ended September 30, 2019 the major shareholder, advanced $21,264 and $10,516.

As of September 30, 2020 and December 31, 2019, the balances were $275,422 and $214,224, respectively.

The amounts due to related parties as of September 30, 2020 and December 31, 2019 represent temporary advances from the Company’s major shareholder. The amounts are interest free, unsecured and no fixed repayment term.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Net Sales

We generated revenues of $nil for the nine and three months ended September 30, 2020 and 2019. The reason for no revenue was mainly due to the lack of advertisers. Our principal source of revenues had been from advertising banners on our websites. As stated above, the Company terminated its website on May 25, 2018. The Company is actively looking for new investment opportunities and new source of revenue.

Net Loss

We have incurred a net loss of $77,801 and $32,838 for the nine and three months ended September 30, 2020, respectively, and a net loss of $19,265 and $7,616 for the nine and three months ended September 30, 2019. The increase in loss was due to more filing activities that incurred more expenses.

We incurred general, administrative and operating expenses of $77,801 for the nine months ended September 30, 2020 and $19,265 for the nine months ended September 30, 2019. Of these amounts, a substantial portion of our expenses for the nine months ended September 30, 2020 and 2019 related to professional fees such as legal and accounting service fees, audit service fees, etc. The professional fees incurred for the nine months ended September 30, 2020 and 2019 were $73,721 and $17,865, respectively.

We incurred general, administrative and operating expenses of $32,838 for the three months ended September 30, 2020 and $7,616 for the three months ended September 30, 2019. Of these amounts, a substantial portion of our expenses for the three months ended September 30, 2020 and 2019 related to professional fees such as legal and accounting service fees, audit service fees, etc. The professional fees incurred for the three months ended September 30, 2020 and 2019 were $30,163 and $7,165, respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $642,097 as of September 30, 2020 compared to the accumulated loss of $564,296 as of December 31, 2019. There was a working capital deficit of $294,935 on September 30, 2020 and $217,224 as of December 31, 2019. The increase of $77,801 was mainly due to an increase in amount due to related parties and the accrued expense.

At September 30, 2020 and 2019, we had cash and cash equivalents of $0. The Company does not have a bank account. The major shareholder funds the Company’s operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2020, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

AFF HOLDING GROUP INC.

Dated: November 23, 2020	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Director, Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Statement of Operations for the three months period ended September 30, 2020 and 2019, (iii) Statement of Cash Flows for the three months period ended September 30, 2020 and 2019, (iv) Statement of Stockholders’ Deficit for the period ended September 30, 2020 and (v) Notes to Financial Statements.

