Form 10-K
period 2020-12-31
AFF Holding Group Inc.
filed 2021-04-02
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, as of the last business day of the registrant’s most recently completed second fiscal quarter cannot be determined as no quotation was posted on the OTC Markets under the symbol AFFG.

Number of shares outstanding of each of the issuer’s classes of common equity, as of April 2, 2021: 110,000 shares of Common Stock, par value US $0.001.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2020 had a stockholders deficit of $322,788. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Business

Currently, we have no active operations.

Employees

As of March 31, 2021, the Company had no employees.

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

Offices

Our principal executive office is located at Room 1105, 11/F, Hip Kwan Commercial Building, No. 38 Pitt Street, Yau Ma Tei, Kowloon, Hong Kong. Our telephone number is +852 29803733.

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

Market Information

During the fiscal year ended December 31, 2020, our common stock was quoted on the OTC under the symbol AFFG with no bid and no trading of our common stock. There can be no assurance that a public trading market will develop at that time or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. The many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because there is no price for our common stock, many brokerage firms may not affect transactions in the common stock.

Holders

As of March 30, 2021, we had 110,000 shares of our common stock issued and outstanding, and held by 652 persons.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2020 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2020.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

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

Results of Operations

Two Years Ended December 31, 2020 and 2019

Net Sales

We generated revenues of $0 for the years ended December 31, 2020 and 2019. The lack of revenue was mainly due to no operations in 2020 and 2019. Our principal source of revenues was from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our planned mobile phone applications.

Net Profit/Loss

We incurred a net loss of $105,654 in 2020, compared to the net loss of $42,675 in 2019. The significant increase of net loss in 2020 was principally due to the increase of professional fees.

We incurred operating expenses of $105,654 in 2020, compared to $42,675 in 2019. We incurred professional fees of $99,820 and general, administrative and operating expenses of $5,834 in 2020, compared $38,211 of professional fees and $4,464 of general administrative and other operating expenses in 2019.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2020 and 2019, we had cash and cash equivalents of $nil.

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

As of December 31, 2020, the Company experienced an accumulated deficit of $669,950 and the total, stockholders’ deficit of $322,788. The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2020 and 2019.

	For the year ended December 31,
	2020	2019
	$	$
Deferred tax asset attributable to net operating loss carryover	140,690	118,502
Valuation allowance	(140,690)	(118,502)
Net deferred tax assets	–	–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019

Federal statutory tax expense (benefit) rate	(21%)	(21%)
State income tax (benefit) rate, net of effect (no operation)	(0%)	(0%)
Valuation allowance	21%	21%
Effective income tax rate	–	–

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of more than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning after December 15, 2018. Adoption of this ASU does not have material impact on the Company’s financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the impact of this on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this on its consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AFF Holding Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AFF Holding Group, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of December 31, 2020, the Company experienced an accumulated deficit of $669,950 and suffered from continuous losses for the year ended December 31, 2020. Management’s plans in regard to this matter are described in Note 2.

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

Bayside, New York

April 1, 2021

AFF HOLDING GROUP INC.

BALANCE SHEETS

(Stated in US Dollars)

	At December 31,	At December 31,
	2020	2019
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	–	–

Total Current Assets	–	–

TOTAL ASSETS	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses and other payables	35,112	3,000
Amounts due to related parties	287,676	214,224

Total Current Liabilities	322,788	217,224

TOTAL LIABILITIES	322,788	217,224

STOCKHOLDERS’ DEFICIT
Common Stock Par value: US$0.001 Shares authorized: 1,200,000,000 Issued and outstanding as of December 31, 2020: 110,000 and 2019: 20,000 shares	110	20
Additional paid-in capital	347,052	347,052
Accumulated deficit	(669,950)	(564,296)

TOTAL STOCKHOLDERS’ DEFICIT	(322,788)	(217,224)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	–	–

See accompanying notes to financial statements.

AFF HOLDING GROUP INC.

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	For the Year ended	For the Year ended
	December 31,	December 31,
	2020	2019
	$	$
Revenue	–	–

Other operating income	99,820	38,211
Administrative and other operating expenses	5,834	4,464

Operating loss before income taxes	(105,654)	(42,675)

Income taxes	–	–

Net profit (loss) and comprehensive gain (loss)	(105,654)	(42,675)

Net gain (loss) per share - Basic and diluted	(1.24)	(2.13)
Weighted average shares of common stock - Basic and diluted	85,342	20,000

See accompanying notes to financial statements.

AFF HOLDING INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Stated in US Dollars)

			Common	Additional
	Common Stock		Stock to be	Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
		$	$	$	$	$
Balance, December 31, 2018	20,000	20	87	347,052	(521,621)	(174,462)

Subscription withdrawal			(87)			(87)
Net income and comprehensive income	–	–	–	–	(42,675)	(42,675)

Balance, December 31, 2019	20,000	20	-	347,052	(521,621)	(217,224)

Stock issuance	90,000	90				90
Net loss and comprehensive loss	–	–	–	–	(105,654)	(105,654)

Balance, December 31, 2020	110,000	110	–	347,052	(669,950)	(322,788)

See accompanying notes to financial statements.

AFF HOLDING INC.

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Year ended December 31, 2020	For the Year ended December 31, 2019
	$	$
Cash flows from operating activities:
Net profit (loss)	(105,654)	(42,675)
Changes in current assets and liabilities
Increase in account receivable and prepayment	–	–
Increase (decrease) in amount due to related parties	32,112	3,000
Increase (decrease) in accrued expenses and other payables	73,452	39,761

Net cash (used in)/provided by operating activities	(90)	86

Cash flows from financing activities:
Proceeds from stock issuance	90	–
Payment for withdrawal of stocks subscription	–	(87)

Net cash (provided) by financing activities	90	(87)

Net (decrease)/increase in cash and cash equivalents	–	(1)

Cash and cash equivalents at beginning of the year	–	1

Cash and cash equivalents at end of the year	–	–

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

See accompanying notes to financial statements.

AFF HOLDING GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

AFF Holding Group, Inc. (“the Company”), formerly known as Mi1 Global Telco., Inc., was organized under the laws of the State of Nevada on January 23, 2006.

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

On June 3, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change to “AFF Holding Group Inc.”

2.	Going concern uncertainties

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2020, the Company experienced an accumulated deficit of $669,950 and the total, stockholders’ deficit of $322,788. The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

For the years ended December 31, 2020 and 2019, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2020 and 2019, the Company did not have any significant unrecognized uncertain tax positions.

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

Recently issued accounting pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. The Company has adopted this ASU and there were no material impact on the Company’s financial statements for the years ended December 31, 2020 and 2019.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule for the interim financial reporting in 2020 and 2019. Upon the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting. The Company, based on further understanding of SEC Release No. 33-10532, made some modification on the presentation of the changes in stockholders’ equity that is more in compliance with the SEC rule.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of more than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning after December 15, 2018. Adoption of this ASU does not have material impact on the Company’s financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is evaluating the impact of this on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Income taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2020 and 2019.

	For the year ended December 31,
	2020	2019
	$	$
Deferred tax asset attributable to net operating loss carryover	140,690	118,502
Valuation allowance	(140,690)	(118,502)
Net deferred tax assets	–	–

 Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2020 and 2019 is as follows:

	2020		2019

Federal statutory tax expense (benefit) rate	(21%	)	(21%	)
State income tax (benefit) rate, net of effect (no operation)	(0%	)	(0%	)
Valuation allowance	21%		21%
Effective income tax rate	–		–

5.	Stockholders’ deficit

There are no other changes in equity transactions during the year ended December 31, 2020 except retaining earnings and the issuance of 90,000 shares indicated below.

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

In April 2020, Mi1 Global Limited, the major shareholder, converted certain debt of the Company in the amount of $90 at a price per share of $0.001 into shares of common stock of the Company. As consideration for the conversion, the Company issued 90,000 shares of common stock of the Company to Mi1 Global Limited. As a result of the conversion, Mi1 Global Limited increased its ownership to 90% of the issued and outstanding shares of common stock of the Company.

The Company has no stock option plan, warrants or other dilutive securities.

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2020 and December 31, 2019 is 110,000 and 20,000, respectively.

6.	Accrued expenses and other payables

Accrued expenses and other payables as of December 31, 2020 and December 31, 2019 are summarized as follows:

	At December 31,	At December 31,
	2020	2019
	$	$
Accrued professional fees	35,122	3,000

7.

Related Party Transactions

For the normal business operations, the major shareholder pays for the operating expenses. The major shareholder paid $73,452 and $39,761 during the years ended December 31, 2020 and 2019, respectively. As of December 2020 and 2019, the balances due to related party were $287,676 and $214,224, respectively.

8.	Commitments and contingencies

There have been no legal proceedings in which the Company is a party during the years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company had no material capital commitments or contingencies involved.

9.	Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020, up through the date the Company issued the audited financial statements. During the period, the Company did not have any material reportable subsequent events.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2020, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2020, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of April 1, 2021.

Name	Age	Principal Position	Appointment/Resignation date
Kok Seng Yeap	47	Director, Chairman and Chief Executive Officer	March 24, 2020
Lau Chew Chye	46	Chief Financial Officer and Director	June 23, 2020

Kok Seng Yeap, is serving as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and Director since March 24, 2020. Mr. Kok, age 46, has over 20 years of experience in the financial industry as an expert in the financial industry, working in sectors such as Private Banking, Insurance, Pre IPO, Financial Engineering and Corporate Acquisition & Merger transactions. He also has significant marketing experience through working for multinational corporations including Great Eastern Life Assurance Berhad, Prudential Assurance Berhad, Pacific Unit Trust Berhad, and as a legal professional will writer in RockwillSdn Bhd. in 2013. He is a Life Insurance Practitioner with the qualification obtained from the Malaysia Insurance Institute. Currently, Mr. Kok serves as Managing Director of NobleCorp Asset Management Ltd. Mr. Kok graduated from the Global University (GULL), USA with a Masters in Finance and Management.

Lau Chew Chye, 45, is serving as the Company’s Chief Financial Officer and Director since June 23, 2020, he has served as the Deputy General Director of Asia Trade City Development Co., Ltd. and in that capacity, was involved in a development project of Vietnam-Singapore Industries Park and the planning, implementation and operations of Asia Trade City Project. Currently, he is associated with GIC Land (HK) Co. Limited where he works on project management consultancy, mobile airtime services, and money remittance services, and TechCom, Inc. where has served as the Chief Financial Officer since August 1, 2019. Mr. Lau Chew Chye holds a Bachelor’s Degree in Accountancy from the Association of International Accountants in the UK and a Master of Business Administration from Honolulu University.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2021. The information in this table provides the ownership information for:

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

Name and Address of Beneficial Owner(1)	Sole Voting and Investment Power	Shared Voting and Investment Power	Total Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Kok Seng Yeap (2)	–	99,156	99,156	90.14%
Lau Chew Chye	–	–	–	–
All directors and executive officers as a group	–	99,156	99,156	90.14%

________________

(1)	Unless otherwise indicated, the address of such beneficial owner is c509, Block C, 5th Floor, Pusat Dagangan Phileo Damansara 1, No.9, Jalan 16/11, 46350 Petaling Jaya, Selangor Darul Ehsan, Malaysia.
(2)	Shares of common stock held by Mi1 Global Limited, which Mr. Kok may be deemed to own beneficially.

Change of Control Arrangements

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $287,676 in 2020 and $214,224 in 2019.

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

Audit Fees

The audit fees billed by our current independent registered accounting firm billed was $7,500 and $7,500 for the audit services rendered for the year 2020 and 2019. The aggregate fees for 2020 and 2019 was $15,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2020.

Tax Fees

During the year ended December 31, 2020, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the year ended December 31, 2020, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009

3.2	By-laws, as currently in effect

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.

10.3	Service Agreement, dated February 17, 2016, between Domain Extremes Inc. and Fintel (USA) Ltd.

10.4	Debt Exchange Agreement dated April 10, 2020 between Mi1 Global Limited and the Company, Incorporated by reference to the Company’s Current Report on Form 8-K dated April 21, 2020.

14.1	Code of Business Conduct and Ethics

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2020 and 2019, (ii) Statement of Operations for the years ended December 31, 2020 and 2019, (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2020 and 2019, and (iv) Statement of Cash Flows for the years ended December 31, 2020 and 2019, (v) Notes to Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2021.

AFF HOLDING GROUP INC .

Date: April 2, 2021	By: /s/ Kok Seng Yeap
Kok Seng Yeap
Director, Chief Executive Officer, and Chief Financial Officer
By: /s/ Lau Chew Chye
Lau Chew Chye
Director, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kok Seng Yeap	Director, Chief Executive Officer, and Chief Financial Officer	April 2, 2021
Kok Seng Yeap

/s/ Lau Chew Chye	Director, and Chief Financial Officer	April 2, 2021
Lau Chew Chye

