Form 10-Q
period 2021-03-31
AFF Holding Group Inc.
filed 2021-05-20
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2021

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2021: 110,000 shares of Common Stock, par value US $0.001

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AFF Holding Group, Inc.

Condensed Balance Sheets

As of March 31, 2021 (unaudited) and December 31, 2020 (audited)

(Stated in US Dollars)

	At March 31,	At December 31,
	2021	2020
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	–	–

Total Current Assets	–	–

TOTAL ASSETS	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses	8,518	35,112
Amounts due to related parties	324,798	287,676

Total Current Liabilities	333,316	322,788

TOTAL LIABILITIES	333,316	322,788

STOCKHOLDERS’ DEFICIT
Common stock Par value: US$0.001 Authorized: 1,200,000,000; Issued and outstanding: 110,000 as of March 31, 2021 and December 31, 2020	110	110
Additional paid-in capital	347,052	347,052
Accumulated deficit	(680,478)	(669,950)

TOTAL STOCKHOLDERS’ DEFICIT	(333,316)	(322,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	–	–

See accompanying notes to condensed financial statements.

AFF Holding Group, Inc.

Condensed Statements of Operations

For the Three Months Periods Ended March 31, 2021 and 2020

(Stated in US Dollars)

(Unaudited)

	For the Three Months Periods Ended March 31,
	2021	2020
	$	$
Revenue	–	–

Professional fees	10,528	26,183
General and administrative	–	450

Total operating expenses	10,528	26,633

Net loss and comprehensive loss	(10,528)	(26,633)

Net loss per share
- Basic and diluted	(0.10)	(1.33)

Weighted average shares of common stock
- Basic and diluted	110,000	20,000

See accompanying notes to condensed financial statements.

AFF Holding Group, Inc.

Condensed Statements of Cash Flows

For the Three Months Periods Ended March 31, 2021 and 2020

(Stated in US Dollars)

(Unaudited)

	For the Three Months Periods Ended March 31,
	2020	2020
	$	$
Cash flows from operating activities:
Net loss	(10,528)	(26,633)
Changes in current assets and liabilities
Increase/(decrease) in amount due to related parties	37,122	27,266
(Increase)/decrease in prepaid expenses	–	(2,500)
Increase in accrued expenses and other payables	(26,594)	1,867

Net cash (used in)/provided by operating activities	–	–

Cash flows from financing activities:

Net (decrease)/increase in cash and cash equivalents	–	–

Cash and cash equivalents at beginning of the period	–	–

Cash and cash equivalents at end of the period	–	–

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–
Cash paid for income taxes	–	–

See accompanying notes to condensed financial statements.

AFF Holding Group, Inc.

Condensed Statements of Change in Stockholders’ Deficit

(Stated in US Dollars)

(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
		$	$	$	$	$
Balance, December 31, 2020	110,000	110	–	347,052	(669,950)	(322,788)

Net loss and comprehensive loss	–	–	–	–	(10,528)	(10,528)

Balance, March 31, 2021	110,000	110	–	347,052	(680,478)	(333,316)

Balance, December 31,2019	20,000	20	–	347,052	(564,296)	(217,224)

Net loss and comprehensive loss	–	–	–	–	(26,633)	(26,633)

Balance, March 31, 2020	20,000	20	–	347,052	(590,929)	(243,857)

See accompanying notes to condensed financial statements.

AFF HOLDING GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2021

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

In the opinion of management, the balance sheet as of December 31, 2020, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.

2.      Organization and business background

AFF Holding Group, Inc. (the “Company”), formerly known as Domain Extremes Inc., was organized under the laws of the State of Nevada on January 23, 2006.

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

On May 1, 2017, the Company filed with the Nevada Secretary of State a certificate of amendment (the “Amendment”) to the Company’s Articles of Incorporation. The Amendment, previously approved by the Company’s board of directors on August 31, 2016 and stockholders on November 4, 2016, changed (a) the name of the Company from “Domain Extremes Inc.” to “AFF Holding Group, Inc.” and (b) the authorized shares of common stock, par value $0.001, from 200,000,000 shares to 1,200,000,000 shares. The Amendment became effective upon its filing. The name change will become effective with FINRA on July 19, 2017.

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

As of March 31, 2021, the Company experienced an accumulated deficit of $680,478 and net loss of $10,528 for the three months ended March 31, 2021. The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Recently issued accounting pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services, and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU since January 1, 2019 with no material impact on the Company’s financial statements.

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the application of the disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this new rule starting from January 1, 2019, and this disclosure is also reflected on the financial statements for the quarter ended March 31, 2021. Upon the adoption of this rule, the Company has included the Statements of Stockholders’ Deficit with each interim reporting. The Company, based on further understanding of SEC Release No. 33-10532, made some modification on the presentation of the changes in stockholders’ equity that is more in compliance with the SEC rule.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its financial statements.

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

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2021 and December 31, 2020 was 110,000.

6.      Accrued expenses and other payables

Accrued expenses and other payables as of March 31, 2021 and December 31, 2020 are summarized as follows:

	At March 31,	At December 31,
	2021	2020
	$	$
Accrued professional fees	8,518	35,112

7.      Related party transactions

During the three months ended March 31, 2021 and 2020, the major shareholder, advanced $37,122 and $27,266 to pay operating expenses for the Company, respectively.

As of March 31, 2021 and December 31, 2020, the balances were $324,798 and $287,676, respectively.

The amounts due to related parties as of March 31, 2021 and December 31, 2020 represent temporary advances from the Company’s major shareholder. The amounts are interest free, unsecured and no fixed repayment term.

8.      Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

9.      Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021, up through the date the Company issued the audited financial statements. During the period, the Company did not have any material reportable subsequent events.

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

Overview

AFF Holding Group, Inc. (the “Company”), formerly known as Domain Extremes Inc., was incorporated in the State of Nevada in January 2006 and is a development stage company. Our business was to develop and operate Internet websites and applications on mobile platforms. We earned revenues through advertisements on these websites and applications. Our original goal was to become a major network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China with contents on travel, food, entertainment, activities and city life. We launched the website www.drinkeat.com, which provides reviews of restaurants in Hong Kong.

We are a controlled corporation with the substantial majority of our shares held by Mi1 Global Limited (“Mi1”), a company registered in the Republic of Vanuatu. Mi1 acquired a 51% stake in our company in February 2016. As a result, there can be no assurance that our business and/or our strategy will not change over time as a result of Mi1’s interest.

On May 1, 2017, the Company filed a certificate of amendment to its articles of incorporation with the Secretary of State of the State of Nevada changing the Company’s name from Domain Extremes Inc. to AFF Holding Group, Inc. and the authorized shares of common stock, par value $0.001, from 200,000,000 shares to 1,200,000,000 shares. The name change became effective with FINRA on July 19, 2017.

Beginning on July 19, 2017, the Company’s shares of common stock began trading on the OTC Pink Marketplace . The Company is quoted under the symbol “AFFG” to reflect the Company’s new name.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Net Sales

We generated revenues of $nil for the three months ended March 31, 2021 and 2020. The reason for no revenue was mainly due to the lack of advertisers. Our principal source of revenues had been from advertising banners on our websites. As stated above, the Company terminated its website on May 25, 2018. The Company is actively looking for new investment opportunities and new source of revenue.

Net Loss

We have incurred a net loss of $10,528 for the three months ended March 31, 2021 and a net loss of $26,183 for the three months ended March 31, 2020. The decrease in loss was due to less legal service activities that incurred during the three months ended March 31, 2021.

We incurred general, administrative and operating expenses of $10,528 for the three months ended March 31, 2021 and $26,633 for the three months ended March 31, 2020. Of these amounts, a substantial portion of our expenses for the three months ended March 31, 2021 and 2020 related to professional fees such as legal and accounting service fees, audit service fees, etc. The professional fees incurred for the three months ended March 31, 2021 and 2020 were $10,528 and $26,183, respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $680,478 as of March 31, 2021 compared to the accumulated loss of $669,950 as of December 31, 2020. There was a working capital deficit of $333,316 on March 31, 2021 and $322,768 as of December 31, 2020. The increase of $50,528 was mainly due to an increase in amount due to related parties and the decrease of the accrued expenses.

At March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $0. The Company does not have a bank account. The major shareholder funds the Company’s operations.

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

The Company is working to reduce the expenses and so we expect our cash flow needs over the next 12 months through March 2022 to be approximately $66,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $5,500, we expect this amount to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2021, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

AFF HOLDING GROUP INC.

Dated: May 20, 2021	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Director, Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Statement of Operations for the three months period ended March 31, 2021 and 2020, (iii) Statement of Cash Flows for the three months period ended March 31, 2021 and 2020, (iv) Statement of Stockholders’ Deficit for the period ended March 31, 2021 and (v) Notes to Financial Statements.

