Form 10-Q
period 2021-06-30
AFF Holding Group Inc.
filed 2021-08-16
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2021

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 16, 2021 110,000 shares of Common Stock, par value US $0.001

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

AFF Holding Group Inc.

Condensed Balance Sheets

As of June 30, 2021 (unaudited) and December 31, 2020 (audited)

(Stated in US Dollars)

	At June 30,	At December 31,
	2021	2020
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	–	–
Prepaid expenses	–	–

Total Current Assets	–	–

TOTAL ASSETS	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses	–	35,112
Amounts due to related parties	341,065	287,676

Total Current Liabilities	341,065	322,788

TOTAL LIABILITIES	341,065	322,788

STOCKHOLDERS’ DEFICIT
Common stock Par value: US$0.001 Authorized: 2020 – 1,200,000,000 shares - Issued and outstanding: June 30, 2021 and December 31, 2020 – 110,000 shares	110	110
Additional paid-in capital	347,052	347,052
Accumulated deficit	(688,227)	(669,950)

TOTAL STOCKHOLDERS’ DEFICIT	(341,065)	(322,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	–	–

See accompanying notes to condensed financial statements.

AFF Holding Group Inc.

Condensed Statements of Operations

For the Six and Three Months Periods Ended June 30, 2021 and 2020

(Stated in US Dollars)

(Unaudited)

	For the Three months ended June 30,		For the Six months ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Net sales	–	–	–	–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–
Operating expenses
Professional fees	6,534	17,375	17,062	43,558
Administrative and administrative	1,215	955	1,215	1,405

Total operating expenses	7,749	18,330	18,277	44,963

Net loss and comprehensive loss	(7,749)	(18,330)	(18,277)	(44,963)

Loss per share of common stock - Basic and diluted	(0.070)	(0.181)	(0.166)	(0.743)

Weighted average shares of common stock - Basic and diluted	110,000	101,099	110,000	60,549

See accompanying notes to condensed financial statements.

AFF Holding Group Inc.

Condensed Statements of Cash Flows

For the Six and Three Months Periods Ended June 30, 2021 and 2020

(Stated in US Dollars)

(Unaudited)

	For the Six Months Periods Ended June 30,
	2021	2020
	$	$
Cash flows from operating activities:
Net loss	(18,277)	(44,963)
Adjustments to reconcile Net Income
Debt conversion to equity	–	90
Changes in current assets and liabilities
Increase/(decrease) in amount due to related parties	(35,112)	28,131
(Increase)/decrease in prepaid expenses	–	–
Increase in accrued expenses and other payables	53,389	16,742

Net cash (used in)/provided by operating activities	–	–

Net (decrease)/increase in cash and cash equivalents	–	–

Cash and cash equivalents at beginning of the period	–	–

Cash and cash equivalents at end of the period	–	–

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

See accompanying notes to condensed financial statements.

AFF Holding Group Inc.

Condensed Statements of Change in Stockholders’ Deficit

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
		$	$	$	$
Balance, December 31, 2020	110,000	110	347,052	(669,950)	(322,788)

Net loss and comprehensive loss	–	–	–	(18,277)	(18,277)

Balance, June 30, 2021	110,000	110	347,052	(688,227)	(341,065)

April 1, 2021	110,000	110	347,052	(680,478)	(333,316)

Net loss and comprehensive loss	–	–	–	(7,749)	(7,749)

Balance, June 30, 2021	110,000	110	347,052	(688,227)	(341,065)

Balance, December 31, 2019	20,000	20	347,052	(564,296)	(217,224)
Debt conversion to stock	90,000	90			90
Net loss and comprehensive loss	–	–	–	(44,963)	(44,963)

Balance, June 30, 2020	110,000	110	347,052	(609,259)	(262,097)

April 1, 2020	20,000	20	347,052	(590,929)	(243,857)
Debt conversion to stock	90,000	90			90
Net loss and comprehensive loss	–	–	–	(18,330)	(18,330)

Balance, June 30, 2020	110,000	110	347,052	(609,259)	(262,097)

See accompanying notes to condensed financial statements.

AFF HOLDING GROUP INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

In the opinion of management, the balance sheet as of December 31, 2020, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021 or for any future period.

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

As of June 30, 2021, the Company experienced an accumulated deficit of $688,227 and net loss of $18,277 for the six months ended June 30, 2021. The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its financial statements and related disclosures when adopted.

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

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of June 30, 2021 and December 31, 2020 was 110,000, respectively.

6.       Accrued expenses and other payables

Accrued expenses and other payables as of June 30, 2021 and December 31, 2020 are summarized as follows:

	At June 30,	At December 31,
	2010	2020
	$	$
Accrued professional fees	–	35,112

7.      Related party transactions

During the six and three months ended June 30, 2021 the major shareholder, advanced $53,389 and $16,267 to pay operating expenses for the Company, respectively. During the six and three months ended June 30, 2020 the major shareholder, advanced $28,131 and $865.

As of June 30, 2021 and December 31, 2020, the balances were $341,065 and $287,676, respectively.

The amounts due to related parties as of June30, 2021 and December 31, 2020 represent temporary advances from the Company’s major shareholder. The amounts are interest free, unsecured and no fixed repayment term.

8.      Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

9.      Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from July 1, 2021, up through the date the Company issued the interim financial statements and identified no reportable events.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

Net Sales

We generated revenues of $nil for the six and three months ended June 30, 2021 and 2020. The reason for no revenue was mainly due to the lack of advertisers. Our principal source of revenues had been from advertising banners on our websites. As stated above, the Company terminated its website on May 25, 2018. The Company is actively looking for new investment opportunities and new source of revenue.

Net Loss

We have incurred a net loss of $18,277 and $7,749 for the six and three months ended June 30, 2021, respectively, and a net loss of $44,963 and $18,330 for the six and three months ended June 30, 2020. The decrease in loss was due to less legal expenses incurred.

We incurred general, administrative and operating expenses of $18,277 for the six months ended June 30, 2021 and $44,963 for the six months ended June 30, 2020. Of these amounts, a substantial portion of our expenses for the six months ended June 30, 2021 and 2020 related to professional fees such as legal and accounting service fees, audit service fees, etc. The professional fees incurred for the six months ended June 30, 2021 and 2020 were $17,062 and $43,558, respectively.

We incurred general, administrative and operating expenses of $7,749 for the three months ended June 30, 2021 and $18,330 for the three months ended June 30, 2020. Of these amounts, a substantial portion of our expenses for the three months ended June 30, 2021 and 2020 related to professional fees such as legal and accounting service fees, audit service fees, etc. The professional fees incurred for the three months ended June 30, 2021 and 2020 were $6,534 and $17,375, respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $688,227 as of June 30, 2021 compared to the accumulated loss of $669,950 as of December 31, 2020. There was a working capital deficit of $341,065 on June 30, 2021 and $322,788 as of December 31, 2020. The increase of $18,277 was mainly due to the operating loss for the six months ended June 30, 2021.

At June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $0. The Company does not have a bank account. The major shareholder funds the Company’s operations.

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

The Company is working to reduce the expenses and so we expect our cash flow needs over the next 12 months through June 2021 to be approximately $60,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged around $5,000, we expect this amount to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As June 30 2021, we did not have any off-balance sheet arrangements.

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

During the second quarter of 2021, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

AFF HOLDING GROUP INC.

Dated: August 16, 2021	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Director, Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

