Form 10-K
period 2021-12-31
X Metaverse Inc.
filed 2022-04-15
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the fiscal year ended December 31, 2021

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-53749

X METAVERSE INC.

(Name of Small Business Issuer in its Charter)

AFF HOLDING GROUP INC.

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of April 14, 2022: 110,000 shares of Common Stock, par value US $0.001.

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

Overview

X Metaverse Inc. (the “Company”), formerly known as AFF Holding Group Inc. was to develop and operate Internet websites and applications on mobile platforms. We had launched the website www.drinkeat.com, which provided reviews of restaurants in Hong Kong. On May 25, 2018, the Company ceased and discontinued the operations by terminating its website and is exploring other business opportunities in Asia. Our goal is to become a major network of consumer-based websites and applications targeting viewers in the Hong Kong and Greater China with contents on travel, food, entertainment, activities and city life.

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

On December 21, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change from "AFF Holding Group Inc.” to “X Metaverse Inc.” The name change was effective as of the filing of the Certificate of Amendment with the State of Nevada. The Company is awaiting the approval of FINRA for the market effectiveness of the name change.

We do not have any subsidiaries. We never have declared bankruptcy, been in receivership, or involved in any kind of legal proceedings.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no operations and as of December 31, 2021 had a stockholders deficit of $362,776. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Business

Currently, we have no active operations.

Employees

As of March 31, 2022, the Company had no employees.

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

2

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

Market Information

During the fiscal year ended December 31, 2021, our common stock was quoted on the OTC under the symbol AFFG with no bid and no trading of our common stock. There can be no assurance that a public trading market will develop at that time or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. The many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because there is no price for our common stock, many brokerage firms may not affect transactions in the common stock.

Holders

As of March 31, 2021, we had 110,000 shares of our common stock issued and outstanding, and held by 652 persons.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2021 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2020.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. Our financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), contemplate that we will continue as a going concern, and do not contain any adjustments that might result if we were unable to continue as a going concern, however, our independent registered public accounting firm has added explanatory paragraphs in Note 1 of each of our audited consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, respectively, raising substantial doubt as to our ability to continue as a going concern. Certain information contained below and elsewhere in this Annual Report on Form 10-K, including information regarding our plans and strategy for our business, constitute forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements.”

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

Results of Operations

Two Years Ended December 31, 2021 and 2020

Net Sales

We generated revenues of $0 for the years ended December 31, 2021 and 2020. The lack of revenue was mainly due to no operations in 2021 and 2020. Our principal source of revenues was from advertising banners on our websites. We also intend to generate future revenues from advertising and user fees related to our planned mobile phone applications.

Net Profit/Loss

We incurred a net loss of $39,988 in 2021, compared to the net loss of $105,654 in 2020. The significant decrease of net loss in 2021 was principally due to the decrease of professional fees.

We incurred operating expenses of $39,988 in 2021, compared to $105,654 in 2020. We incurred professional fees of $36,524 and general, administrative and operating expenses of $3,464 in 2021, compared $99,820 of professional fees and $5,834 of general administrative and other operating expenses in 2020.

Taxes

Due to our lack of revenues, we have not incurred any tax obligations since inception. However, we would anticipate that income tax obligations will arise as we begin to generate significant revenue in the future.

Liquidity and Capital Resources

At December 31, 2021 and 2020, we had cash and cash equivalents of $nil.

Currently, we have almost no operating capital. We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital. We have no current revenues to fund our operations or planned growth. We will require additional capital to operate our business, and to expand our business.

We expect our cash flow needs over the next 12 months to be approximately $50,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $5,000, we expect this rate to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

As of December 31, 2021, the Company experienced an accumulated deficit of $709,938 and the total, stockholders’ deficit of $362,776. The continuation of the Company as a going concern through December 31, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2021 and 2020.

	For the year ended December 31,
	2021	2020
	$	$
Deferred tax asset attributable to net operating loss carryover	149,087	$140,690
Valuation allowance	(149,087)	(140,690)
Net deferred tax assets	–	–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020

Federal statutory tax expense (benefit) rate	(21%)	(21%)
State income tax (benefit) rate, net of effect (no operation)	(0%)	(0%)
Valuation allowance	21%	21%
Effective income tax rate	–	–

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of X Metaverse, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of X Metaverse, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of December 31, 2021, the Company experienced an accumulated deficit of $709,938 and suffered from continuous losses for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Bayside, New York

April 4, 2022

X METAVERSE INC. (FORMERLY KNOWN AS AFF HOLDING GROUP INC.)

BALANCE SHEETS

(Stated in US Dollars)

	At December 31,	At December 31,
	2021	2020
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	–	–

Total Current Assets	–	–

TOTAL ASSETS	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses and other payables	3,354	35,112
Amounts due to related parties	359,422	287,676

Total Current Liabilities	362,776	322,788

TOTAL LIABILITIES	362,776	322,788

STOCKHOLDERS’ DEFICIT
Common Stock Par value: US$0.001 Shares authorized: 1,200,000,000 Issued and outstanding as of December 31, 2021 and 2020: 110,000 shares	110	110
Additional paid-in capital	347,052	347,052
Accumulated deficit	(709,938)	(669,950)

TOTAL STOCKHOLDERS’ DEFICIT	(362,776)	(322,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	–	–

See accompanying notes to financial statements.

X METAVERSE INC. (FORMERLY KNOWN AS AFF HOLDING GROUP INC.)

STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	For the Year ended	For the Year ended
	December 31,	December 31,
	2021	2020
	$	$
Revenue	–	–

Professional fees	36,524	99,820
Administrative and other operating expenses	3,464	5,834

Total operating expenses	39,988	105,654
Loss from operations	(39,988)	(105,654)
Income taxes	–	–

Net profit (loss) and comprehensive gain (loss)	(39,988)	(105,654)

Net gain (loss) per share - Basic and diluted	(0.36)	(1.24)
Weighted average shares of common stock - Basic and diluted	110,000	85,342

See accompanying notes to financial statements.

X METAVERSE INC. (FORMERLY KNOWN AS AFF HOLDING GROUP INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Stated in US Dollars)

			Common	Additional
	Common Stock		Stock to be	Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
	$	$	$	$	$	$
Balance, December 31, 2019	20,000	20	–	347,052	(564,296)	(217,224)

Stock issuance	90,000	90	–			90
Net income and comprehensive income	–	–	–	–	(105,654)	(105,654)

Balance, December 31, 2020	110,000	110	–	347,052	(669,950)	(322,788)

Net loss and comprehensive loss	–	–	–	–	(39,988)	(39,988)

Balance, December 31, 2021	110,000	110	–	347,052	(709,938)	(362,776)

See accompanying notes to financial statements.

X METAVERSE INC. (FORMERLY KNOWN AS AFF HOLDING GROUP INC.)

STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Year ended December 31, 2021	For the Year ended December 31, 2020
	$	$
Cash flows from operating activities:
Net profit (loss)	(39,988)	(105,654)
Changes in current assets and liabilities
Increase in account receivable and prepayment	–	–
Increase (decrease) in accrued expenses and other payables	(31,758)	32,112
Increase (decrease) in amount due to related parties	71,746	73,452

Net cash (used in)/provided by operating activities	–	(90)

Cash flows from financing activities:
Proceeds from stock issuance	–	90

Net cash (provided) by financing activities	–	90

Net (decrease)/increase in cash and cash equivalents	–	–

Cash and cash equivalents at beginning of the year	–	–

Cash and cash equivalents at end of the year	–	–

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

See accompanying notes to financial statements.

X METAVERSE INC. (FORMERLY KNOWN AS AFF HOLDING GROUP INC.)

NOTES TO FINANCIAL STATEMENTS

(Stated in US Dollars)

1.	Organization and nature of operations

X Metaverse Inc. (“the Company”), formerly known as AFF Holding Group, Inc., was organized under the laws of the State of Nevada on January 23, 2006.

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

On June 3, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change to “AFF Holding Group Inc.” The name change was effective as of the filing of the Certificate of Amendment with the State of Nevada. The Company is awaiting the approval of FINRA for the market effectiveness of the name change.

On June 23, 2020, Mr. Kok Seng Yeap resigned as the Chief Financial Officer the Company, and the Board of Directors of the Company appointed Mr. Lau Chew Chye to serve as its Chief Financial Officer and Director.

On December 21, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change from "AFF Holding Group Inc.” to “X Metaverse Inc.” The name change was effective as of the filing of the Certificate of Amendment with the State of Nevada. The Company is awaiting the approval of FINRA for the market effectiveness of the name change.

2.	Going concern uncertainties

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2021, the Company experienced an accumulated deficit of $709,938 and the total, stockholders’ deficit of $362,776. The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

For the years ended December 31, 2021 and 2020, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2021 and 2020, the Company did not have any significant unrecognized uncertain tax positions.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

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

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2021 and 2020.

	For the year ended December 31,
	2021	2020
	$	$
Deferred tax asset attributable to net operating loss carryover	149,087	140,690
Valuation allowance	(149,087)	(140,690)
Net deferred tax assets	–	–

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020

Federal statutory tax expense (benefit) rate	(21%)	(21%)
State income tax (benefit) rate, net of effect (no operation)	(0%)	(0%)
Valuation allowance	21%	21%
Effective income tax rate	–	–

5.	Stockholders’ deficit

There are no other changes in equity transactions during the years ended December 31, 2021 and 2020 except retaining earnings and the issuance of 90,000 shares indicated below.

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

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of December 31, 2021 and December 31, 2020 is 110,000.

6.	Accrued expenses and other payables

Accrued expenses and other payables as of December 31, 2021 and December 31, 2020 are summarized as follows:

	At December 31,	At December 31,
	2021	2020
	$	$
Accrued professional fees	3,354	35,122

7.	Related Party Transactions

For the normal business operations, the major shareholder pays for the operating expenses. The major shareholder paid $71,746 and $73,452 during the years ended December 31, 2021 and 2020, respectively. As of December 2021 and 2020, the balances due to related party were $359,422 and $287,676, respectively.

8.	Commitments and contingencies

There have been no legal proceedings in which the Company is a party during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company had no material capital commitments or contingencies involved.

9.	Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the audited financial statements. During the period, the Company did not have any material reportable subsequent events.

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria established in “Internal Control - Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2021, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2021, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding our executive officers and directors as of April 1, 2021.

Name	Age	Principal Position	Appointment/Resignation date
Kok Seng Yeap	46	Director, Chairman and Chief Executive Officer	March 24, 2020
Lau Chew Chye	47	Chief Financial Officer and Director	June 23, 2020

Kok Seng Yeap, is serving as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and Director since March 24, 2020. Mr. Kok, age 47, has over 20 years of experience in the financial industry as an expert in the financial industry, working in sectors such as Private Banking, Insurance, Pre IPO, Financial Engineering and Corporate Acquisition & Merger transactions. He also has significant marketing experience through working for multinational corporations including Great Eastern Life Assurance Berhad, Prudential Assurance Berhad, Pacific Unit Trust Berhad, and as a legal professional will writer in RockwillSdn Bhd. in 2013. He is a Life Insurance Practitioner with the qualification obtained from the Malaysia Insurance Institute. Currently, Mr. Kok serves as Managing Director of NobleCorp Asset Management Ltd. Mr. Kok graduated from the Global University (GULL), USA with a Masters in Finance and Management.

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

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock and those rights to acquire additional shares within sixty days. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares of common stock indicated as beneficially owned by them, except to the extent such power may be shared with a spouse. Common stock beneficially owned and percentage ownership are based on 110,000 shares of common stock currently outstanding and no additional shares potentially acquired within sixty days.

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

Our directors have advanced funds on an interest-free basis, with no maturity date, from inception for working. Amounts advanced totaled $359,422 in 2021 and $287,676 in 2020.

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

Audit Fees

The audit fees billed by our current independent registered accounting firm billed was $7,500 and $7,500 for the audit services rendered for the year 2021 and 2020. The aggregate fees for 2021 and 2020 was $15,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2021.

Tax Fees

During the year ended December 31, 2021, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the year ended December 31, 2021, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

PART IV

ITEM 15.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended as of May 4, 2009

3.2	By-laws, as currently in effect

10.1	Financial Consulting Services Agreement, dated as of January 1, 2007, by and among Mega Pacific Capital Inc. and Domain Extremes Inc.

10.2	Project Agreement, dated January 11, 2008, between Domain Extremes Inc. and Guangzhou Sunnasia Digital Technology Co. Ltd.

10.3	Service Agreement, dated February 17, 2016, between Domain Extremes Inc. and Fintel (USA) Ltd.

10.4	Debt Exchange Agreement dated April 10, 2020 between Mi1 Global Limited and the Company, Incorporated by reference to the Company’s Current Report on Form 8-K dated April 21, 2020.

14.1	Code of Business Conduct and Ethics

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of Securities Exchange Act of 1934

32.1*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2021 and 2020, (ii) Statement of Operations for the years ended December 31, 2021 and 2020, (iii) Statement of Stockholders’ Deficit for the years ended December 31, 2021 and 2020, and (iv) Statement of Cash Flows for the years ended December 31, 2021 and 2020, (v) Notes to Financial Statements.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2022.

X METAVERSE INC .

Date: April 14, 2022	By: /s/ Kok Seng Yeap
Kok Seng Yeap
Director, Chief Executive Officer, and Chief Financial Officer
By: /s/ Lau Chew Chye
Lau Chew Chye
Director, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kok Seng Yeap	Director, Chief Executive Officer, and Chief Financial Officer	April 14, 2022
Kok Seng Yeap

/s/ Lau Chew Chye	Director, and Chief Financial Officer	April 14, 2022
Lau Chew Chye

