Form 10-Q
period 2022-09-30
X Metaverse Inc.
filed 2022-11-21
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2022

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 21, 2022: 110,000 shares of Common Stock, par value US $0.001.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

X Metaverse Inc.

Condensed Balance Sheets

As of September 30, 2022 (unaudited) and December 31, 2021 (audited)

(Stated in US Dollars)

	At September 30,	At December 31,
	2022	2021
	$	$
ASSETS

Current Assets:
Cash and cash equivalents	–	–
Prepaid expenses	–	–

Total Current Assets	–	–

TOTAL ASSETS	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses	21,673	3,354
Amounts due to related parties	379,204	359,421

Total Current Liabilities	400,877	362,775

TOTAL LIABILITIES	400,877	362,775

STOCKHOLDERS’ DEFICIT
Common stock Par value: US$0.001 Authorized: 1,200,000,000 shares - 110,000 issued and outstanding: September 30, 2022 and December 31, 2021, respectively	110	110
Additional paid-in capital	347,052	347,052
Accumulated deficit	(748,039)	(709,937)

TOTAL STOCKHOLDERS’ DEFICIT	(400,877)	(362,775)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	–	–

See accompanying notes to condensed financial statements.

X Metaverse Inc.

Condensed Statements of Operations

For the Nine and Three Months Periods Ended September 30, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

	For the Three months ended September 30,		For the Nine months ended September 30,
	2022	2021	2022	2021
	$	$	$	$
Net sales	–	–	–	–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–

Operating expenses
Professional fees	7,495	10,108	33,326	27,170
General and administrative	1,975	555	4,775	1,770

Total operating expenses	9,470	10,663	38,101	28,940

Net loss and comprehensive loss	(9,470)	(10,663)	(38,101)	(28,940)

Loss per share of common stock - Basic and diluted	(0.086)	(0.097)	(0.346)	(0.263)

Weighted average shares of common stock - Basic and diluted	110,000	110,000	110,000	110,000

See accompanying notes to condensed financial statements.

X Metaverse Inc.

Condensed Statements of Cash Flows

For the Nine and Three Months Periods Ended September 30, 2022 and 2021

(Stated in US Dollars)

(Unaudited)

	For the Nine Months Periods Ended September 30,
	2022	2021
	$	$
Cash flows from operating activities:
Net loss	(38,101)	(28,940)
Adjustments to reconcile net income to cash
Changes in current assets and liabilities
Increase/(decrease) in amount due to related parties	19,782	64,052
(Increase)/decrease in prepaid expenses	–	–
Increase in accrued expenses and other payables	18,319	(35,112)

Net cash (used in)/provided by operating activities	–	–

Net (decrease)/increase in cash and cash equivalents	–	–

Cash and cash equivalents at beginning of the period	–	–

Cash and cash equivalents at end of the period	–	–

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

See accompanying notes to condensed financial statements.

X Metaverse Inc.

Condensed Statements of Change in Stockholders’ Deficit

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
		$	$	$	$
Balance, December 31, 2021	110,000	110	347,052	(709,937)	(362,775)

Net loss and comprehensive loss	–	–	–	(38,101)	(38,101)

Balance, September 30, 2022	110,000	110	347,052	(748,039)	(400,877)

Balance, July 1, 2022	110,000	110	347,052	(738,569)	(391,407)

Net loss and comprehensive loss	–	–	–	(9,470)	(9,470)

Balance, September 30, 2022	110,000	110	347,052	(748,039)	(400,877)

Balance, December 31, 2020	110,000	110	347,052	(669,950)	(322,788)

Net loss and comprehensive loss	–	–	–	(28,940)	(28,940)

Balance, September 30, 2021	110,000	110	347,052	(698,890)	(351,727)

Balance, July 1, 2021	110,000	110	347,052	(688,227)	(341,065)

Net loss and comprehensive loss	–	–	–	(10,663)	(10,663)

Balance, September 30, 2021	110,000	110	347,052	(698,890)	(351,727)

See accompanying notes to condensed financial statements.

X METAVERSE INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

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

In the opinion of management, the balance sheet as of December 31, 2021, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

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

On June 23, 2020, Mr. Kok Seng Yeap resigned as the Chief Financial Officer of the Company, and the Board of Directors of the Company appointed Mr. Lau Chew Chye to serve as its Chief Financial Officer and Director.

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

As of September 30, 2022, the Company experienced an accumulated deficit of $748,039 and net loss of $38,101 for the nine months ended September 30, 2022. The continuation of the Company as a going concern through December 31, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of September 30, 2022 and December 31, 2021 was 110,000, respectively.

6.       Accrued expenses and other payables

Accrued expenses and other payables as of September 30, 2022 and December 31, 2021 are summarized as follows:

	At September 30,	At December 31,
	2022	2021
	$	$
Accrued professional fees	21,673	3,354

7.      Related party transactions

During the nine and three months ended September 30, 2022 the major shareholder, advanced $19,782 and $6,482 to pay operating expenses for the Company, respectively. During the nine and three months ended September 30, 2021, the major shareholder advanced $64,052 and $10,663, respectively.

As of September 30, 2022 and December 31, 2021, the balances were $379,204 and $359,421, respectively.

The amounts due to related parties as of September 30, 2022 and December 31, 2021 represent temporary advances from the Company’s major shareholder. The amounts are interest free, unsecured and no fixed repayment term.

8.      Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

9.      Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from October 1, 2022, up through the date the Company issued the interim financial statements and identified no reportable events.

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

On June 3, 2020, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change to "AFF Holding Group, Inc.". The name change was effective as of the filing of the Certificate of Amendment with the State of Nevada.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

Net Sales

We generated revenues of $nil for the nine and three months ended September 30, 2022 and 2021. The reason for no revenue was mainly due to the lack of advertisers. Our principal source of revenues had been from advertising banners on our websites. As stated above, the Company terminated its website on May 25, 2018. The Company is actively looking for new investment opportunities and new source of revenue.

Net Loss

We have incurred a net loss of $38,101 and $9,470 for the nine and three months ended September 30, 2022, respectively, and a net loss of $28,940 and $10,663 for the Nine and three months ended September 30, 2021. The increase in loss was due to less legal expenses incurred.

We incurred general, administrative and operating expenses of $38,101 for the nine months ended September 30, 2022 and $28,940 for the nine months ended September 30, 2021. Of these amounts, a substantial portion of our expenses for the nine months ended September 30, 2022 and 2021 related to professional fees such as legal and accounting service fees, audit service fees, etc. The professional fees incurred for the nine months ended September 30, 2022 and 2021 were $33,326, and $27,170, respectively.

We incurred general, administrative and operating expenses of $9,740 for the three months ended September 30, 2022 and $10,663 for the three months ended September 30, 2021. Of these amounts, a substantial portion of our expenses for the three months ended September 30, 2022 and 2021 related to professional fees such as legal and accounting service fees, audit service fees, etc. The professional fees incurred for the three months ended September 30, 2022 and 2021 were $7,495 and $10,108, respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $748,039 as of September 30, 2022 compared to the accumulated loss of $709,937 as of December 31, 2021. There was a working capital deficit of $400,877 on September 30, 2022 and $362,775 as of December 31, 2021. The increase of $38,102 was mainly due to the operating loss for the nine months ended September 30, 2022.

At September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $0. The Company does not have a bank account. The major shareholder funds the Company’s operations.

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

The Company is working to reduce the expenses and so we expect our cash flow needs over the next 12 months through September 2023 to be approximately $60,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged around $5,000, we expect this amount to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As September 30, 2022, we did not have any off-balance sheet arrangements.

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

During the third quarter of 2022, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

X METAVERSE INC.

Dated: November 21, 2022	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Director, Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2022 and December 31, 2021, (ii) Statement of Operations for the three months period ended September 30, 2022 and 2021, (iii) Statement of Cash Flows for the three months period ended September 30, 2022 and 2021, (iv) Statement of Stockholders’ Deficit for the period ended September 30, 2022 and (v) Notes to Financial Statements.

