Form 10-Q
period 2023-03-31
X Metaverse Inc.
filed 2023-06-21
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2023

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of June 21, 2023: 110,000 shares of Common Stock, par value US $0.001.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

X Metaverse Inc.

Condensed Balance Sheets

As of March 31, 2023 (unaudited) and December 31, 2022 (audited)

(Stated in US Dollars)

	At March 31,	At December 31,
	2023	2022
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	–	–

Total Current Assets	–	–

TOTAL ASSETS	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses	35,215	28,194
Amounts due to related parties	381,178	381,178

Total Current Liabilities	416,393	409,372

TOTAL LIABILITIES	416,393	409,372

STOCKHOLDERS’ DEFICIT
Common stock Par value: US$0.001 authorized: 1,200,000,000; issued and outstanding: 110,000 as of March 31, 2023 and December 31, 2022	110	110
Additional paid-in capital	347,052	347,052
Accumulated deficit	(763,555)	(756,534)

TOTAL STOCKHOLDERS’ DEFICIT	(416,393)	(409,372)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	–	–

See accompanying notes to condensed financial statements.

X Metaverse Inc.

Condensed Statements of Operations

For the Three Months Periods Ended March 31, 2023 and 2022

(Stated in US Dollars)

(Unaudited)

	For the Three Months Periods Ended March 31,
	2023	2022
	$	$
Revenue	–	–

Professional fees	7,021	19,302
General and administrative	–	–

Total operating expenses	7,021	19,302

Net loss and comprehensive loss	(7,021)	(19,302)

Net loss per share
- Basic and diluted	(0.06)	(0.18)

Weighted average shares of common stock
- Basic and diluted	110,000	110,000

See accompanying notes to condensed financial statements.

X Metaverse Inc.

Condensed Statements of Cash Flows

For the Three Months Periods Ended March 31, 2023 and 2022

(Stated in US Dollars)

(Unaudited)

	For the Three Months Periods Ended March 31,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss	(7,021)	(19,302)
Changes in current assets and liabilities
Increase/(decrease) in amount due to related parties	–	6,000
(Increase)/decrease in prepaid expenses	–	–
Increase in accrued expenses and other payables	7,021	13,302

Net cash (used in)/provided by operating activities	–	–

Cash flows from financing activities:

Net (decrease)/increase in cash and cash equivalents	–	–

Cash and cash equivalents at beginning of the period	–	–

Cash and cash equivalents at end of the period	–	–

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

See accompanying notes to condensed financial statements.

X Metaverse Inc.

Condensed Statements of Change in Stockholders’ Deficit

(Stated in US Dollars)

(Unaudited)

	Common Stock		Common Stock to be	Additional Paid-In	Accumulated
	Shares	Amount	Subscribed	Capital	Deficit	Total
		$	$	$	$	$
Balance, December 31, 2022	110,000	110	–	347,052	(756,534)	(409,372)

Net loss and comprehensive loss	–	–	–	–	(7,021)	(7,021)

Balance, March 31, 2023	110,000	110	–	347,052	(763,555)	(416,393)

Balance, December 31, 2021	110,000	110	–	347,052	(709,937)	(362,775)

Net loss and comprehensive loss	–	–	–	–	(19,302)	(19,302)

Balance, March 31, 2022	110,000	110	–	347,052	(729,249)	(382,077)

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

In the opinion of management, the balance sheet as of December 31, 2022, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, the Company experienced an accumulated deficit of $763,555 and net loss of $7,021 for the three months ended March 31, 2023. The continuation of the Company as a going concern through December 31, 2023 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of March 31, 2023 and December 31, 2022 was 110,000.

6.      Accrued expenses and other payables

Accrued expenses and other payables as of March 31, 2023 and December 31, 2022 are summarized as follows:

	At March 31,	At December 31,
	2023	2022
	$	$
Accrued professional fees	35,215	28,194

7.      Related party transactions

During the three months ended March 31, 2023 and 2022, the major shareholder, advanced $0 and $6,000 to pay operating expenses for the Company, respectively.

As of March 31, 2023 and December 31, 2022, the balances were $381,178 and $381,178, respectively.

The amounts due to related parties as of March 31, 2023 and December 31, 2022 represent temporary advances from the Company’s major shareholder. The amounts are interest free, unsecured and no fixed repayment term.

8.      Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

9.      Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2023, up through the date the Company issued the audited financial statements. During the period, the Company did not have any material reportable subsequent events.

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

Results of Operations for the Three Months Ended March 31, 2023  and 2022

Net Sales

We generated revenues of $nil for the three months ended March 31, 2023 and 2022. The reason for no revenue was mainly due to the lack of advertisers. Our principal source of revenues had been from advertising banners on our websites. As stated above, the Company terminated its website on May 25, 2018. The Company is actively looking for new investment opportunities and new source of revenue.

Net Loss

We have incurred a net loss of $7,021 for the three months ended March 31, 2023 and a net loss of $19,302 for the three months ended March 31, 2022. The decrease in loss was due to less professional service activities that incurred during the three months ended March 31, 2023.

We incurred the operating expenses of $7,021 for the three months ended March 31, 2023 and $19,302 for the three months ended March 31, 2022 All of these amounts for the three months ended March 31, 2023 and 2022 related to professional fees such as legal and audit service fees, etc. No general and administrative expenses incurred for the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $763,555 as of March 31, 2023 compared to the accumulated loss of $756,534 as of December 31, 2022. There was a working capital deficit of $416,393 on March 31, 2023 and $409,372 as of December 31, 2022. The increase of $7,021 was mainly due to the increase of the accrued expenses.

At March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $0. The Company does not have a bank account. The major shareholder funds the Company’s operations.

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

The Company is working to reduce the expenses and so we expect our cash flow needs over the next 12 months through March 2024 to be approximately $60,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged less than $5,000, we expect this amount to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary (although there can be no assurance that such financing will be available on acceptable terms) until we secure sufficient revenues to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements.

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

During the first quarter of 2023, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

X METAVERSE INC.

Dated: June 21, 2023	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Director, Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Statement of Operations for the three months period ended March 31, 2023 and 2022, (iii) Statement of Cash Flows for the three months period ended March 31, 2023 and 2022, (iv) Statement of Stockholders’ Deficit for the period ended March 31, 2023 and (v) Notes to Financial Statements.

