Form 10-Q
period 2023-06-30
X Metaverse Inc.
filed 2023-08-21
CIK 1469038

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2023

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2023: 110,000 shares of Common Stock, par value US $0.001.

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

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

X Metaverse Inc.

Condensed Balance Sheets

As of June 30, 2023 (unaudited) and December 31, 2022 (audited)

(Stated in US Dollars)

	At June 30,	At December 31,
	2023	2022
	$	$
ASSETS
Current Assets:
Cash and cash equivalents	–	–
Prepaid expenses	–	–

Total Current Assets	–	–

TOTAL ASSETS	–	–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accrued expenses	17,635	28,194
Amounts due to related parties	410,488	381,178

Total Current Liabilities	428,123	409,372

TOTAL LIABILITIES	428,123	409,372

STOCKHOLDERS’ DEFICIT
Common stock Par value: US$0.001 Authorized: 2020 – 1,200,000,000 shares - Issued and outstanding: June 30, 2023 and December 31, 2022 – 110,000 shares	110	110
Additional paid-in capital	347,052	347,052
Accumulated deficit	(775,285)	(756,534)

TOTAL STOCKHOLDERS’ DEFICIT	(428,123)	(409,372)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	–	–

See accompanying notes to condensed financial statements.

X Metaverse Inc.

Condensed Statements of Operations

For the Six and Three Months Periods Ended June 30, 2023 and 2022

(Stated in US Dollars)

(Unaudited)

	For the Three months ended June 30,		For the Six months ended June 30,
	2023	2022	2023	2022
	$	$	$	$
Net sales	–	–	–	–
Cost of sales	–	–	–	–

Gross Profit	–	–	–	–

Operating expenses
Professional fees	10,750	6,529	17,771	25,831
General and administrative	980	2,800	980	2,800

Total operating expenses	11,730	9,329	18,751	28,631

Net loss and comprehensive loss	(11,730)	(9,329)	(18,751)	(28,631)

Loss per share of common stock - Basic and diluted	(0.110)	(0.085)	(0.170)	(0.260)

Weighted average shares of common stock - Basic and diluted	110,000	110,000	110,000	110,000

See accompanying notes to condensed financial statements.

X Metaverse Inc.

Condensed Statements of Cash Flows

For the Six and Three Months Periods Ended June 30, 2023 and 2022

(Stated in US Dollars)

(Unaudited)

For the Six Months Periods Ended June 30,
	2023	2022
	$	$
Cash flows from operating activities:
Net loss	(18,751)	(28,631)
Adjustments to reconcile Net Income
Debt conversion to equity	–	–
Changes in current assets and liabilities
Increase/(decrease) in amount due to related parties	(10,559)	15,331
(Increase)/decrease in prepaid expenses	–	–
Increase in accrued expenses and other payables	29,310	13,330

Net cash (used in)/provided by operating activities	–	–

Net (decrease)/increase in cash and cash equivalents	–	–

Cash and cash equivalents at beginning of the period	–	–

Cash and cash equivalents at end of the period	–	–

Supplementary disclosures of cash flow information:
Cash paid for interest	–	–

Cash paid for income taxes	–	–

See accompanying notes to condensed financial statements.

X Metaverse Inc.

Condensed Statements of Change in Stockholders’ Deficit

(Stated in US Dollars)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
		$	$	$	$
Balance, December 31, 2022	110,000	110	347,052	(756,534)	(409,372)
Net loss and comprehensive loss	–	–	–	(18,751)	(18,751)

Balance, June 30, 2023	110,000	110	347,052	(775,285)	(428,123)

April 1, 2023	110,000	110	347,052	(763,555)	(416,393)
Net loss and comprehensive loss	–	–	–	(11,730)	(11,730)

Balance, June 30, 2023	110,000	110	347,052	(775,285)	(428,123)

Balance, December 31, 2021	110,000	110	347,052	(709,937)	(362,775)
Net loss and comprehensive loss	–	–	–	(28,631)	(28,631)

Balance, June 30, 2022	110,000	110	347,052	(738,569)	(391,407)

April 1, 2022	110,000	110	347,052	(729,240)	(382,078)
Net loss and comprehensive loss	–	–	–	(9,329)	(9,329)

Balance, June 30, 2022	110,000	110	347,052	(738,569)	(391,407)

See accompanying notes to condensed financial statements.

X METAVERSE INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

In the opinion of management, the balance sheet as of December 31, 2022, which has been derived from audited financial statements, and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

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

On December 21, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change from “AFF Holding Group Inc.” to “X Metaverse Inc.” The name change was effective as of the filing of the Certificate of Amendment with the State of Nevada. FINRA also approved the name and symbol change in June 2023, which enabled the Company’s common stock to trade under the symbol XTMI.

3.      Going concern uncertainties

The accompanying condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2023, the Company experienced an accumulated deficit of $775,285 and net loss of $18,751 for the six months ended June 30, 2023. The continuation of the Company as a going concern through December 31, 2023 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Management believes, based on the current market prices or interest rates for similar debt instruments, the fair value of its obligation under finance lease and short-term bank borrowing approximates the carrying amount.

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

The Company has the authority to issue 1,200,000,000 shares of common stock, $0.001 par value. The total number of shares of the Company’s common stock outstanding as of June 30, 2023 and December 31, 2022 was 110,000, respectively.

6.       Accrued expenses and other payables

Accrued expenses and other payables as of June 30, 2023 and December 31, 2022 are summarized as follows:

	At June 30,	At December 31,
	2023	2022
	$	$
Accrued professional fees	17,635	28,194

7.      Related party transactions

During the six and three months ended June 30, 2023 the major shareholder, advanced $29,310 to pay operating expenses for the Company, respectively. During the six and three months ended June 30, 2022 the major shareholder, advanced $13,300 and $7,300, respectively.

As of June 30, 2023 and December 31, 2022, the balances were $410,488 and $381,178, respectively.

The amounts due to related parties as of June 30, 2023 and December 31, 2022 represent temporary advances from the Company’s major shareholder. The amounts are interest free, unsecured and no fixed repayment term.

8.      Commitments and contingencies

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

9.      Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from July 1, 2023, up through the date the Company issued the interim financial statements and identified no reportable events.

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

On December 21, 2021, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada to reflect its corporate name change from "AFF Holding Group Inc.” to “X Metaverse Inc.” The name change was effective as of the filing of the Certificate of Amendment with the State of Nevada. FINRA also approved the name and symbol change in June 2023, which enabled the Company’s common stock to trade under the symbol XTMI.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Net Sales

We generated revenues of $nil for the six and three months ended June 30, 2023 and 2022. The reason for no revenue was mainly due to the lack of advertisers. Our principal source of revenues had been from advertising banners on our websites. As stated above, the Company terminated its website on May 25, 2018. The Company is actively looking for new investment opportunities and new source of revenue.

Net Loss

We have incurred a net loss of $18,751 and $11,730 for the six and three months ended June 30, 2023, respectively,  and a net loss of $28,631 and $9,329 for the six and three months ended June 30, 2022 . The decrease in loss was due to less professional fee expenses incurred.

We incurred general, administrative and operating expenses of $18,751 for the six months ended June 30, 2023 and $28,631 for the six months ended June 30, 2022. Of these amounts, a substantial portion of our expenses for the six months ended June 30, 2023 and 2022 related to professional fees such as legal and accounting service fees, audit service fees, etc. The professional fees incurred for the six months ended June 30, 2023 and 2022 were $17,771, and $25,831, respectively.

We incurred general, administrative and operating expenses of $11,730 for the three months ended June 30, 2023 and $9,329 for the three months ended June 30, 2022. Of these amounts, a substantial portion of our expenses for the three months ended June 30, 2023 and 2022 related to professional fees such as legal and accounting service fees, audit service fees, etc. The professional fees incurred for the three months ended June 30, 2023 and 2022 were $10,750 and $6,529, respectively.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company had an accumulated loss of $775,285 as of June 30, 2023 compared to the accumulated loss of $756,534 as of December 31, 2022. There was a working capital deficit of $428,123 on June 30, 2023 and $409,372 as of December 31, 2022. The increase of $17,870 was mainly due to the operating loss for the six months ended June 30, 2023.

At June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $0. The Company does not have a bank account. The major shareholder funds the Company’s operations.

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

The Company is working to reduce the expenses and so we expect our cash flow needs over the next 12 months through June 2024 to be approximately $60,000. However, this amount may be materially increased if market conditions are favorable for a more rapid expansion of our business model or if we adjust our model to exploit strategic acquisition opportunities. In addition, we may require additional cash flow to support our public company reporting requirements in the United States. Although our average monthly expenditures to date have averaged around $5,000, we expect this amount to increase exponentially as our business expands. To date, we have been financed principally by our directors; however, we expect to secure third party financing or bank loans as necessary until we secure sufficient revenues, principally from advertisers on our websites, to sustain our ongoing operations.

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

Off-Balance Sheet Arrangements

As June 30 2023, we did not have any off-balance sheet arrangements.

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

During the first six months of 2023, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

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

X METAVERSE INC.

Dated: August 21, 2023	By:	/s/ Kok Seng Yeap
Kok Seng Yeap
Director, Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Statement of Operations for the three and six months period ended June 30, 2023 and 2022, (iii) Statement of Cash Flows for the six months period ended June 30, 2023 and 2022, (iv) Statement of Stockholders’ Deficit for the period ended June 30, 2023 and (v) Notes to Financial Statements.

